Form 10-K
period 2014-12-31
LNB BANCORP INC
filed 2015-03-06
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of June 30, 2014, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $102,906,810 based upon the closing price as reported on The NASDAQ Global Select Market. For this purpose, executive officers and directors of the registrant are considered affiliates.
The number of common shares of the registrant outstanding on March 5, 2015 was 9,654,905

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2014.

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
The primary business of the Bank is providing personal, mortgage and commercial banking products, along with investment management and trust services. The Lorain National Bank operates through 20 retail-banking locations and 28 automated teller machines (“ATM's”) in Lorain, Erie, Cuyahoga and Summit counties in the Ohio communities of Lorain, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake and Hudson, as well as a business development office in Cuyahoga County. The Bank also operates an office in Columbus, Ohio that specializes in originating Small Business Administration (SBA) loans to specific industries on a broad geographic basis.
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
Residential, Installment and Personal Lending.    The Bank's residential mortgage lending activities consist of loans for the purchase of personal residences, originated for portfolio or to be sold in the secondary markets. The Bank's installment lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, and home equity lines of credit. The Bank provides indirect lending services to new and used automobile dealerships located in Ohio, Pennsylvania, Kentucky, Indiana, North Carolina, Tennessee and Georgia. Through this program, the Bank has generated high-quality short-term assets that have been placed in its own portfolio or sold to several investor banks.
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
Other Services.    Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, money orders, cashier's checks, ATM's, debit cards, wire transfers, electronic funds transfers, foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.
Competition and Market Information
The Corporation competes primarily with 17 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately $1.1 million to over $1.0 billion. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately $4.1 billion.
 The Bank's market share of total deposits in Lorain County was 21.55% in 2014 and 22.11% in 2013, and the Bank ranked number two in market share in Lorain County in 2014 and 2013.
The Corporation's Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with 9 other financial institutions for $740 million in deposits in the City of Hudson, and holds a market share of 19.75%.
The Bank has a limited presence in Cuyahoga County, competing primarily with 25 other financial institutions. Cuyahoga County deposits as of June 30, 2014 totaled $42.9 billion. The Bank's market share of deposits in Cuyahoga County was 0.06% in 2014 and 0.07% in 2013 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2014.

Business Strategy and Recent Developments
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
Pending Merger
On December 15, 2014, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northwest Bancshares, Inc. ("Northwest Bancshares"), a Maryland corporation, pursuant to which the Corporation will merge with and into Northwest Bancshares, whereupon the separate corporate existence of the Corporation will cease and Northwest Bancshares will survive (the "Merger"). In connection with the Merger, the Bank will be merged with and into Northwest Bank, a wholly owned subsidiary of Northwest Bancshares, with Northwest Bank as the surviving bank. Under the terms of the Merger Agreement, 50% of the Corporation’s common shares will be converted into Northwest Bancshares common stock and the remaining 50% will be exchanged for cash. The Corporation’s shareholders will have the option to elect to receive either 1.461 shares of Northwest Bancshares common stock or $18.70 in cash for each Corporation common share, subject to proration to ensure that, in the aggregate, 50% of the Corporation’s common shares will be converted into Northwest Bancshares stock.
The Merger is expected to close in the third quarter of 2015. The transaction remains subject to approval by the Corporation’s shareholders and approval by federal and state regulatory authorities, as well as the satisfaction of other customary closing conditions provided in the Merger Agreement. A further description and copy of the Merger Agreement were included in the Current Report on Form 8-K previously filed by the Corporation with the Securities Exchange Commission on December 16, 2014.
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
Regulatory Capital Standards and Related Matters
Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Corporation and the Bank met all risk-based capital requirements of the Federal Reserve Board, FDIC and OCC as of December 31, 2014.
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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the related regulations that have been or are to be implemented, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts, and small bank and thrift holding companies are, and will be, regulated.
The Dodd-Frank Act, among other things, imposed enhanced capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the standard deposit insurance limit to $250,000; and expanded the FDIC's authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies. The law also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. In addition, the law restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, such as the Corporation, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but issuances of trust preferred securities after that date will no longer be eligible for treatment as Tier 1 capital.
Because many aspects of this legislation have been implemented relatively recently, or continue to be subject to intensive agency rulemaking and subsequent public comment prior to implementation, which may occur over the next 12 months or more, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation.
Federal Deposit Insurance Act (FDIA)
Deposit Insurance Coverage Limits. The FDIC standard maximum depositor insurance coverage limit is $250,000.
Deposit Insurance Assessments.    Substantially all of the Bank's domestic deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC. The FDIC uses an assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital.
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
Basel III
Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations established a tangible common equity capital requirement, increased the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phased out certain kinds of intangibles treated as capital and certain types of instruments and changed the risk weightings of certain assets used to determine required capital ratios. The common equity Tier 1 capital component requires capital of the highest quality - predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The capital rules also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.
Volcker Rule
On December 10, 2013, five financial regulatory agencies, including the Corporation’s primary federal regulators the Federal Reserve Board and the OCC, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules complete the process begun in October of 2011 when the agencies introduced proposed implementing rules for comment. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks are afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules became effective as of April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities were required to report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report. The Corporation continues to evaluate the Final Rules, but does not at this time expect the Final Rules to have a material impact on its operations.
USA PATRIOT Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and the federal regulations issued pursuant to it substantially broaden previously existing anti-

money laundering law and regulation, increase compliance, due diligence and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties in combating money laundering activities.
Employees
As of December 31, 2014, the Corporation employed 272 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.
Industry Segments
The Corporation and the Bank are engaged in one line of business, which is banking services. See Item 8, “Financial Statements and Supplementary Data” for financial information regarding the Corporation's business.
Available Information
LNB Bancorp, Inc.'s internet website is www.4LNB.com. Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available through this website free of charge as soon as reasonably practicable after submitting them to the Securities and Exchange Commission (the “SEC”). Such materials are also accessible directly through the SEC’s website which is www.sec.gov.
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

•	limitations on the Corporation's ability to return capital to shareholders, including the ability to pay dividends;

•	significant increases in competitive pressure in the banking and financial services industries, particularly in the geographic or business areas in which the Corporation conducts its operations;

•	adverse effects on the Corporation's ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

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

In addition, expected cost savings, synergies and other financial benefits from the proposed Merger with Northwest Bancshares might not be realized within the expected time frame and costs or difficulties relating to integration matters and completion of the Merger might be greater than expected. The Corporation may have difficulty retaining key employees during the pendency of the Merger. The requisite shareholder and regulatory approvals for the proposed Merger might not be obtained.
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
Difficult economic conditions over the last several years led to dramatic declines in the housing market that resulted in decreased home prices and increased delinquencies and foreclosures which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans declined and may not recover. These general economic trends, the reduced availability of commercial credit and relatively high rates of unemployment all negatively impacted the credit performance of commercial and consumer credit and resulted in significant write-downs. Concerns over the stability of the financial markets and the economy resulted in decreased lending by financial institutions to their customers and to each other. This market uncertainty and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets adversely affected the Corporation's business, financial condition, results of operations and share price and, while the Corporation’s business has recovered to some extent, these economic and business conditions may still adversely affect us. Also, the Corporation's ability to assess the creditworthiness of customers and to estimate the probable incurred losses in its credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions has been slow to recover and local governments and many companies continue to be adversely affected by a relative lack of consumer spending and liquidity in the credit markets. Any worsening of current conditions would have an adverse effect on the Corporation, its customers and the other financial institutions in its market. As a result, the Corporation may experience increases in foreclosures, delinquencies and customer bankruptcies.
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
The Corporation maintains an allowance for loan losses to cover probable and incurred loan losses. Every loan the Corporation makes carries a certain risk of non-repayment, and the Corporation makes various assumptions and judgments about the collectability of its loan portfolio including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, Management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Corporation. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Corporation's control, and these losses may exceed current estimates. The Corporation cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If the Corporation's assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover probable incurred losses in its loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Corporation's allowance for loan losses could have a material adverse impact on its financial condition and results of operations.
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
As a result of the Dodd-Frank Act and international accords, financial institutions are subject to new and increased capital and liquidity requirements. In light of these new requirements, it is possible that the Corporation could be required to increase its capital levels in the future above the levels in its current financial plans. These new requirements could have a negative impact on the Corporation's ability to lend, or grow deposit balances and on its ability to make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Corporation's return on equity.
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
In July 2013, final rules were released regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The rules substantially increased the complexity of capital calculations and the amount of required capital to be maintained. Specifically, the rules reduced the items that count as capital, established higher capital ratios for all banks and increased risk weighting of a number of asset classes a bank holds. The potential impact of these rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. The cost of implementation and ongoing compliance with these rules may also negatively impact operating costs.
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
The Corporation's business activities are geographically concentrated in Northeast Ohio and, in particular, Lorain County, Ohio, where commercial activity previously deteriorated at a greater rate than in other parts of Ohio and in the national economy. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. This has led to and may lead to further unexpected deterioration in loan quality, slower asset and deposit growth, which may adversely affect the Corporation's operating results. Moreover, the Corporation cannot give any further assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.
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
The Corporation relies on other companies to provide components of the Corporation's business infrastructure. Third party vendors provide certain components of the Corporation's business infrastructure, such as the Bank's processing and electronic banking systems, item processing and Internet connections. While the Corporation has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties not providing the Corporation their services for any reason or their performing their services poorly, could adversely affect the Corporation's ability to deliver products and services to the Corporation's operations directly through interference with communications, including the interruption or loss of the Corporation's websites, which could adversely affect the Corporation's business, financial condition and results of operations.

The Corporation is subject to losses due to the errors or fraudulent behavior of employees or third parties.
The Corporation is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. The Corporation’s business is dependent on its employees as well as third-party service providers to process a large number of increasingly complex transactions. The Corporation could be materially adversely affected if one of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Corporation’s operations or systems. When the Corporation originates loans, it relies upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, the Corporation generally bears the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of the Corporation to operate its business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact the Corporation’s business, financial condition and results of operations.
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
Further, the Merger Agreement between the Corporation and Northwest contains certain restrictions related to the Corporation’s ability to declare and pay dividends. See “Market Information; Equity Holders; Dividends” contained in Part II of this Annual Report on Form 10-K.
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
Applicable accounting standards require the Corporation to use the purchase method of accounting for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. At December 31, 2014, the Corporation had approximately $21.6 million of goodwill on its balance sheet. Goodwill must be evaluated for impairment at least annually. Write downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which would have an adverse effect on the Corporation's financial condition and results of operations.
Risks Related to the Corporation’s Pending Merger with Northwest Bancshares, Inc.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated in the Merger Agreement may be completed, various approvals must be obtained from the Federal Reserve Board, the FDIC and state regulators. These governmental entities may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Although Northwest Bancshares and the Corporation do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting Northwest Bancshares's revenues, any of which might have a material adverse effect on Northwest Bancshares following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could have a negative impact on the Corporation.
The Merger Agreement with Northwest Bancshares is subject to a number of conditions which must be fulfilled in order to close. Those conditions include: approval by the Corporation’s shareholders, regulatory approvals, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements.
In addition, certain circumstances exist where the Corporation may choose to terminate the Merger Agreement, including the acceptance of a superior proposal. There can be no assurance that the conditions to closing the Merger will be fulfilled or that the Merger will be completed.
If the Merger Agreement is terminated, there may be various consequences to the Corporation, including:

•
the Corporation's business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•	the Corporation may have incurred substantial expenses in connection with the Merger, without realizing any of the anticipated benefits of completing the Merger; and

•
the market price of the Corporation’s common stock might decline to the extent that its market price following announcement of the Merger reflects a market assumption that the Merger will be completed.

If the Merger Agreement is terminated and the Corporation's board of directors seeks another merger or business combination, under certain circumstances the Corporation may be required to pay Northwest Bancshares a $7,300,000 termination fee. The Corporation’s shareholders cannot be certain that the Corporation would be able to find a party willing to pay an equivalent or more attractive price than the price Northwest Bancshares has agreed to pay in the Merger.
Northwest Bancshares may be unable to successfully integrate the Corporation's operations and retain the Corporation's employees.
The Corporation will be merged with and into Northwest Bancshares immediately following the closing of the Merger. The difficulties of merging the operations of the Corporation with Northwest Bancshares include:

•	integrating personnel with diverse business backgrounds;

•	combining different corporate cultures; and

•	retaining key employees.
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Northwest Bancshares or the Corporation, and the loss of key personnel. The integration of the Corporation with Northwest Bancshares will require the experience and expertise of certain key employees of the Corporation who are expected to be retained by Northwest Bancshares. However, there can be no assurance that Northwest Bancshares will be successful in retaining these employees for the time period necessary to successfully integrate the Corporation into Northwest Bancshares. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and integration of the Corporation into Northwest Bancshares could have an adverse effect on the business and results of operation of Northwest Bancshares.
Each party is subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party's business and operations.
In connection with the pendency of the Merger, it is possible that some customers and other persons with whom Northwest or the Corporation has a business relationship may delay or defer certain business decisions or might seek to terminate, change, or renegotiate their relationships with Northwest or the Corporation, as in the case may be, as a result of the Merger, which could negatively affect Northwest's or the Corporation's respective revenues, earnings, and cash flows, as well as the market price of Northwest's or the Corporation's common stock, regardless of whether the Merger is completed.
Under the terms of the Merger Agreement, the Corporation is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect the Corporation's businesses and operations prior to the completion of the Merger.
Litigation may be filed against the Corporation and its board of directors that could prevent or delay the consummation of the Merger or result in the payment of damages following completion of the Merger.
In connection with the Merger, it is possible that the Corporation's shareholders may file putative shareholder class action lawsuits against the Corporation and its board of directors. Among other remedies, the plaintiffs may seek to enjoin the Merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to the Corporation, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the combined company's business, financial condition, results of operations, cash flows and market price.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Corporation's corporate offices are located at 457 Broadway, Lorain, Ohio. As of December 31, 2014, the Corporation and its subsidiaries operated a total of 26 facilities, including its banking centers, loan production offices, corporate offices, and maintenance, purchasing, operations and professional development centers, which are located in Lorain, western Cuyahoga and Summit counties of Ohio, and its SBA-related loan origination office in Columbus, Ohio. Of these facilities, 13 were owned, including the corporate offices. The other 13 facilities were leased from unaffiliated third parties on varying lease terms. See Note 8 to the consolidated financial statements contained in Item 8, “Financial Statement and Supplementary Data.”
The 26 facilities and their addresses are listed in the following table:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin	49 South Main Street, Oberlin
Ely Square	124 Middle Avenue, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Chestnut Commons	105 Chestnut Commons Drive, Elyria
North Ridgeville	34085 Center Ridge Road, North Ridgeville
Village of LaGrange	546 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Wesleyan Village	807 West Avenue, Elyria
Morgan Bank	178 West Streetsboro Street, Hudson
Cuyahoga Loan Production Office	2 Summit Park Drive, Independence
Operations Center	2130 West Park Drive, Lorain
Maintenance Center	2140 West Park Drive, Lorain
Purchasing Center	2150 West Park Drive, Lorain
Professional Development Center	521 Broadway, Lorain
Sixth Street Drive-In	200 West 6th Street, Lorain
Columbus Loan Production Office	1890 Northwest Boulevard, Columbus
The Corporation also owns and leases equipment for use in its business. The Corporate headquarters at 457 Broadway is currently 75% occupied. The Corporation considers all its facilities to be in good condition, well-maintained and more than adequate to conduct the business of banking.

Item 3.	Legal Proceedings
The Corporation and Bank are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Management, the amount of ultimate liability with respect to any such pending actions will not have a material adverse effect on the Corporation’s financial position or results of operations.

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
LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay cash dividends to shareholders in an amount equal to $0.03 per share if approved by the Board of Directors. Under the Merger Agreement with Northwest, the Corporation may pay a regular quarterly cash dividend of no more than $0.03 per share with payment and record dates consistent with past practice. The terms of the Corporation's outstanding trust preferred securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, if an event of default has occurred and is continuing under the applicable indenture or if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
The common shares of LNB Bancorp, Inc. are usually listed in publications as “LNB Bancorp”. LNB Bancorp, Inc.’s common stock CUSIP is 502100100.
As of March 5, 2015, LNB Bancorp, Inc. had 1,631 shareholders of record and the closing price per share of the Corporation’s common shares was $17.75.
Common Stock Trading Ranges and Cash Dividends Declared

	2014
	High	Low	Cash Dividends Declared Per Share
First Quarter	$11.70	$9.90	$0.01
Second Quarter	12.39	10.74	0.01
Third Quarter	14.50	11.69	0.01
Fourth Quarter	18.18	12.90	0.03

	2013
	High	Low	Cash Dividends Declared Per Share
First Quarter	$8.65	$5.90	$0.01
Second Quarter	9.87	8.02	0.01
Third Quarter	10.00	8.53	0.01
Fourth Quarter	10.60	9.07	0.01

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

*	*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31
The graph shown above is based on the following data points:

	12/09	12/10	12/11	12/12	12/13	12/14
LNB Bancorp, Inc.	$100.00	$116.29	$110.87	$140.10	$239.21	$431.85
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Bank Index	100.00	115.72	104.50	122.51	173.89	182.21

Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (1)
October 1, 2014 — October 31, 2014	—	n/a	—	129,500
November 1, 2014 — November 30, 2014	—	n/a	—	129,500
December 1, 2014 — December 31, 2014	—	n/a	—	129,500
Total	—	n/a	—	129,500

(1) On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of December 31, 2014, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during 2014.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$42,003	$41,679	$45,948	$49,349	$51,372
Total interest expense	5,552	6,156	7,509	10,108	12,764
Net interest income	36,451	35,523	38,439	39,241	38,608
Provision for Loan Losses	3,113	4,375	7,242	10,353	10,225
Other income	9,289	9,616	10,075	9,987	10,290
Net gain on sale of assets	3,626	2,510	1,672	1,428	1,277
Gain on extinguishment of debt	—	—	—	—	2,210
Other expenses	36,382	35,187	34,903	34,144	35,569
Income before income taxes	9,871	8,087	8,041	6,159	6,591
Income tax expense	2,654	1,926	1,934	1,156	1,226
Net income	7,217	6,161	6,107	5,003	5,365
Preferred stock dividend and accretion	35	646	1,266	1,276	1,276
Net income available to common shareholders	$7,182	$5,515	$4,841	$3,727	$4,089
Cash dividend declared	$580	$359	$317	$315	$304
Per Common Share(1)
Basic earnings	$0.74	$0.61	$0.61	$0.47	$0.55
Diluted earnings	0.74	0.61	0.61	0.47	0.55
Cash dividend declared	0.06	0.04	0.04	0.04	0.04
Book value per share	$11.93	$10.73	$11.50	$11.18	$10.75
Financial Ratios
Return on average assets	0.59%	0.51%	0.51%	0.43%	0.46%
Return on average common equity	6.55	5.62	5.29	4.47	4.97
Net interest margin (FTE)(2)	3.21	3.19	3.49	3.67	3.60
Efficiency ratio	72.77	72.88	68.71	66.69	70.18
Period end loans to period end deposits	89.86	86.30	88.29	85.07	83.04
Dividend payout	8.08	6.56	6.56	8.46	7.28
Average shareholders’ equity to average assets	8.94	9.02	9.65	9.58	9.32
Net charge-offs to average loans	0.35	0.51	0.77	1.14	1.62
Allowance for loan losses to period end total loans	1.87	1.94	2.00	2.02	1.99
Nonperforming loans to period end total loans	1.78	2.44	3.15	4.09	5.15
Allowance for loan losses to nonperforming loans	105.05	79.62	63.45	49.50	38.57
At Year End
Cash and cash equivalents	$24,142	$52,272	$30,659	$40,647	$48,220
Securities and interest-bearing deposits	217,572	216,122	203,763	226,012	222,073
Restricted stock	5,741	5,741	5,741	5,741	5,741
Loans held for sale	10,483	4,483	7,634	3,448	5,105
Gross loans	930,025	902,299	882,548	843,088	812,579
Allowance for loan losses	17,416	17,505	17,637	17,063	16,136
Net loans	912,609	884,794	864,911	826,025	796,443
Other assets	66,080	66,845	65,546	66,549	74,955
Total assets	1,236,627	1,230,257	1,178,254	1,168,422	1,152,537
Total deposits	1,034,925	1,045,589	999,592	991,080	978,526
Other borrowings	81,170	67,522	63,861	58,962	59,671
Other liabilities	5,193	5,690	4,657	5,106	4,876
Total liabilities	1,121,288	1,118,801	1,068,110	1,055,148	1,043,073
Total shareholders’ equity	115,339	111,456	110,144	113,274	109,464
Total liabilities and shareholders’ equity	$1,236,627	$1,230,257	$1,178,254	$1,168,422	$1,152,537

(1)	Basic and diluted earnings (loss) per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 34% statutory Federal income tax rate for years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings for 2014, 2013 and 2012 and significant changes in the balance sheet for 2014 and 2013. Financial information for the prior five years is presented where appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary of Significant Transactions and Events
The following is a summary of transactions or events that have impacted the Corporation's results of operations or financial condition during the 2014 fiscal year:

◦
On December 15, 2014, the Corporation entered into the Merger Agreement by and between Northwest Bancshares and the Corporation. Pursuant to the Merger Agreement, the Corporation will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. The transaction is subject to shareholder and regulatory approval and customary closing conditions, the Merger is expected to close in the third quarter of 2015.

◦
In the first quarter of 2014, the Corporation implemented a new relationship checking account product which offers rewards as the customer's relationship with the Bank grows. The benefits of the relationship checking include interest paid on all balances, free debit card, free online banking, unlimited check writing, and free mobile banking.

◦
On January 17, 2014, the Corporation completed the retirement of its remaining outstanding shares of Series B Preferred Stock. The Corporation repurchased 1,458 of such shares in a private transaction in December, 2013, and redeemed the remaining 7,689 shares of Series B Preferred Stock on January 17, 2014. As of January 17, 2014, the Corporation no longer had Series B Preferred Stock issued or outstanding.

◦
In 2014, to expand its presence, the Corporation began the construction of a new branch located in Stow, Ohio. The branch opened in January 2015. The full service branch is the Corporations 21st retail-banking location and operates under the Morgan Bank franchise.

Executive Overview (Dollars in thousands, except per share data)
Net income available to common shareholders for the year ended December 31, 2014 was $7,153, compared to $5,460 in 2013 and $4,758 in 2012, representing earnings per diluted common share of $0.74, $0.61 and $0.61, respectively. The increase in earnings in 2014 was largely due to lower provision for loan losses compared to prior periods and an increase on the gain on the sale of loans.
The Corporation recorded a loan loss provision of $3,113 in 2014 compared to $4,375 in 2013, and $7,242 in 2012, as asset quality has improved over the last few years. At December 31, 2014, nonperforming loans were $16,578 compared to $21,986 in 2013 and $27,796 in 2012. This is a decrease of 24.6% year over year and 40.4% from 2012. Net charge-offs were $3,202 at December 31, 2014 compared to $4,507 in 2013, and $6,668 in 2012. This represents a decrease of 29.0% from 2013 and 52.0% from 2012. The allowance for loan losses at December 31, 2014 was $17,416 compared to $17,505 in 2013 and $17,637 in 2012.
Net interest income for the year ended December 31, 2014 was $36,451 compared to $35,523 in 2013 and $38,439 in 2012. The Corporation continues to experience net interest margin pressure due to the historically low interest rate environment coupled with increased competition in the Corporation's markets. The net interest margin on a fully tax-equivalent (FTE) basis increased to 3.21% at December 31, 2014 compared to 3.19% in 2013 and 3.49% in 2012.
Total noninterest income for the year ended December 31, 2014 was $12,915, an increase of 6.5% from $12,126 in 2013 and an increase of 9.9% from $11,747 in 2012. Deposit and other service charges and fees decreased by $465 or 6.9% year over year and were $6,323 and $6,788 for 2014 and 2013. The most prominent growth occurred in the gain on the sale of loans. Gain on the sale of loans for the year ended December 31, 2014 was $3,612 compared to $2,324 in 2013, and $1,575 in 2012. The increase is primarily due to the Corporation’s SBA loan origination initiative implemented in late 2013.
For the year ended December 31, 2014, total noninterest expense was $36,382, compared to $35,187 and $34,903 in 2013 and 2012, respectively. The year over year increase in noninterest expense was primarily attributable to a 4.1% increase in salaries and employee benefits. On December 15, 2014, LNB entered into the Merger Agreement with Northwest Bancshares.

In connection with the negotiation, execution and delivery of the Merger Agreement, the Corporation incurred merger-related expenses of $757 or $567 after tax.
Total assets were $1,236,627 at December 31, 2014, an increase of $6,370 or 0.5%, as compared to $1,230,257 at December 31, 2013. The growth was primarily attributable to increases in portfolio loans. Portfolio loans increased year over year by $27,726, or 3.1%. Comparing December 31, 2014 to December 31, 2013, the portfolio loan growth occurred largely in commercial real estate, which increased by 6.0% to $425,392 from $401,591; indirect loans which increased by $9,876, or 4.8%, to $216,199, and home equity loans which increased by $2,853 or 2.3% to $125,929. Total investment securities remained flat year over year, and at December 31, 2014 were $217,572, an increase of 0.7%, from $216,122 at December 31, 2013.
At December 31, 2014, total liabilities increased 0.2% to $1,121,288 from $1,118,801 at December 31, 2013, primarily as a result of an increase in short-term borrowings. Total deposits decreased by $10,664 to $1,034,925 at December 31, 2014 compared to $1,045,589 at December 31, 2013. Demand and other noninterest-bearing accounts increased by $9,515 or 6.4% year over year to $158,476 from $148,961 and savings, money market and interest-bearing demand increased by $42,493 or 10.8% to $436,271 from $393,778. Time deposits decreased by $62,672 or 12.5% to $440,178 from $502,850. The decrease in time deposits is largely the result of less emphasis on renewing maturing certificate of deposit accounts and an increased emphasis on growing checking, money market and savings account products. Short-term borrowings increased to $10,611 at December 31, 2014 compared to $4,576 at year-end 2013, primarily due to the funding of portfolio loans at year-end.
Total shareholders’ equity at December 31, 2014 was $115,339, an increase of 3.5% from $111,456 at year-end 2013. There was no Series B Preferred Stock equity due to the retirement of the remaining shares of Series B Preferred Stock early in 2014. Common stock, par value $1 per share, remained unchanged year over year at $10,002. The Corporation improved its tangible common equity to assets ratio year over year. At December 31, 2014 the tangible common equity to assets ratio was 7.69% compared to 6.77% at December 31, 2013. The common cash dividend per share paid in the fourth quarter 2014 was $0.03 and $0.06 for the year ended December 31, 2014. The increase in the dividend was the result of better over financial performance of the Corporation and the opportunity to continue to build shareholder value.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three years ended December 31, 2014, December 31, 2013 and December 31, 2012.

	Year ended December 31,
	2014			2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$185,015	$4,147	2.24%	$185,003	$3,774	2.04%	$194,967	$4,677	2.40%
State and political subdivisions	34,637	1,766	5.10	32,879	1,705	5.19	31,859	1,656	5.20
Federal funds sold and short-term investments	11,008	34	0.31	15,759	28	0.18	11,422	35	0.31
Restricted stock	5,613	268	4.77	5,741	277	4.82	5,741	285	4.96
Commercial loans	499,092	21,983	4.40	490,218	21,900	4.47	481,875	23,421	4.86
Residential real estate loans	46,561	2,410	5.18	50,801	2,597	5.11	56,412	3,007	5.33
Home equity lines of credit	112,459	4,268	3.80	107,812	4,113	3.81	108,125	4,280	3.96
Installment loans	259,910	7,759	2.99	244,301	7,918	3.24	227,086	9,198	4.05
Total Earning Assets	$1,154,295	$42,635	3.69%	$1,132,514	$42,312	3.74%	$1,117,487	$46,559	4.17%
Allowance for loan loss	(17,492)			(17,789)			(17,461)
Cash and due from banks	30,261			35,942			29,951
Bank owned life insurance	19,670			18,934			18,180
Other assets	46,454			46,627			47,846
Total Assets	$1,233,188			$1,216,228			$1,196,003
Liabilities and Shareholders’ Equity
Consumer time deposits	$390,606	$3,226	0.83%	$434,771	$4,033	0.93%	$429,928	$5,050	1.17%
Public time deposits	78,219	549	0.70	67,080	490	0.73	65,188	419	0.64
Savings deposits	128,121	46	0.04	123,179	49	0.04	110,936	98	0.09
Money market accounts	130,123	256	0.20	104,758	175	0.17	105,951	201	0.19
Interest-bearing demand	167,007	82	0.05	165,846	91	0.05	162,431	176	0.11
Short-term borrowings	3,950	86	2.18	1,807	7	0.39	942	1	0.11
FHLB advances	46,859	627	1.34	46,609	628	1.35	47,828	865	1.81
Trust preferred securities	16,326	680	4.17	16,322	683	4.18	16,315	699	4.28
Total Interest-Bearing Liabilities	$961,211	$5,552	0.58%	$960,372	$6,156	0.64%	$939,519	$7,509	0.80%
Noninterest-bearing deposits	156,840			141,639			137,077
Other liabilities	4,905			4,505			3,984
Shareholders’ Equity	110,232			109,712			115,423
Total Liabilities and Shareholders’ Equity	$1,233,188			$1,216,228			$1,196,003
Net interest Income (FTE)		$37,083	3.21%		$36,156	3.19%		$39,050	3.49%
Taxable Equivalent Adjustment		(632)	(0.05)		(633)	(0.05)		(611)	(0.05)
Net Interest Income Per Financial Statements		$36,451			$35,523			$38,439
Net Yield on Earning Assets			3.16%			3.14%			3.44%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollars in thousands except per share data)
2014 versus 2013 Net Interest Income Comparison
Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and borrowings). Net interest income is affected by multiple factors including: market interest rates on both earning assets and interest-bearing liabilities; the level of earning assets being funded by interest-bearing liabilities; noninterest-bearing liabilities; the mix of funding between interest-bearing liabilities, noninterest-bearing liabilities and equity and the growth in earning assets.
Net interest income for the year ended December 31, 2014 was $36,451 compared to $35,523 for the year ended 2013. Total interest income was $42,003 for 2014 compared to $41,679 for 2013, an increase of $324. The increase in total interest income is primarily due to higher level of earning assets with a more favorable funding mix and higher yields on the investment portfolio. The extended period of low interest rates has generally resulted in less premium amortization which increases interest income on investment securities. Total interest expense decreased by $604 for the year ended December 31, 2014, from $6,156 for 2013 to $5,552 for 2014. Lower total interest expense is due primarily to the extended low interest rate environment and a favorable mix of lower-cost deposits. Overall, this resulted in an increase in net interest income of $928 or 2.6% for 2014.
For purposes of the discussion below, net interest income is presented on a FTE basis to provide a comparison among all types of interest earning assets. Accordingly, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 34% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year December 31, 2014 and December 31, 2013 was $632, which has been included as the Corporation considers it an important metric with which to analyze and evaluate the Corporation’s results of operations.
Table 2 summarizes net interest income and the net interest margin for the three years ended December 31, 2014.
Table 2: Net Interest Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$36,451	$35,523	$38,439
Tax equivalent adjustments	632	633	611
Net interest income (FTE)	$37,083	$36,156	$39,050
Net interest margin	3.16%	3.14%	3.44%
Tax equivalent adjustments	0.05%	0.05%	0.05%
Net interest margin (FTE)	3.21%	3.19%	3.49%
The Corporation’s net interest income on a fully tax equivalent basis was $37,083 in 2014, compared to $36,156 in 2013. This follows a decrease of $2,894, or 7.4%, between 2013 and 2012. The net interest margin (FTE), which is determined by dividing tax equivalent net interest income by average earning assets, was 3.21% in 2014, an increase of 2 basis points from 2013 of 3.19%. This follows a decrease of 30 basis points for 2013 compared to 2012.
Interest income on a fully tax equivalent basis totaled $42,635 for 2014 compared to $42,312 in 2013, an increase of $323, or 0.8%. Net interest margin pressure was primarily a result of the continued lower interest rate environment as new loans are made at low rates due to competitive pressures and a flat yield curve. Average earning assets increased $21,781, or 1.9%, to $1,154,295 in 2014 as compared to $1,132,514 in 2013. Deposits generally have had a shorter average life and have repriced more quickly than loans, as evidenced by the decrease in interest expense which ended 2014 at $5,552 compared to $6,156 in 2013. The cost of funds dropped by 6 basis points from December 31, 2013 to December 31, 2014.

Average loans increased $24,890, or 2.8%, to $918,022 in 2014 as compared to $893,132 in 2013. The increase in average loans was mainly attributable to growth in the installment and commercial loan portfolios which increased $15,609 and $8,874, respectively. Offsetting these increases was a decline in the real estate mortgage portfolio of $4,240. Average home equity loans increased $4,647, or 4.3%, from 2013. Investment securities, both taxable and tax-free, increased $1,770, to

$219,652 in 2014 compared to $217,882 in 2013. Federal funds sold and other short-term investments decreased $4,751 over the same period.
Average interest-bearing deposits decreased by $1,558, or 0.2%, and average noninterest-bearing deposits increased $15,201, or 10.7%, during 2014, resulting in an increase in total average deposits of $13,643, or 1.3%, compared to 2013. The decrease in average interest-bearing deposits was mainly a result of a decrease in average consumer time deposit accounts of $44,165 or 10.2%. Throughout the 2014 year the Corporation emphasized growth in lower cost deposit products and decreased its reliance on certificates of deposit accounts to support balance sheet growth. Average money market accounts increased year over year by 24.2%, as the Corporation focused on growing relationship transaction accounts. The Corporation uses FHLB advances as an alternative wholesale funding source. The use of FHLB advances as an alternative funding source remained relatively constant during 2014 in comparison to 2013. The Corporation may also use from time to time brokered time deposits as they are a comparably priced substitute for FHLB advances. Brokered deposits require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. At the end of 2014 and 2013, there were no outstanding brokered time deposits.
Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense due to changes in volume (changes in the balance sheet) and rate (changes in interest rates) during the two years ended December 31, 2014. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest Income/Expense in 2014 over 2013			Increase (Decrease) in Interest Income/Expense in 2013 over 2012
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$1	$372	$373	$(203)	$(700)	$(903)
State and political subdivisions	90	(29)	61	53	(4)	49
Federal funds sold and short-term investments	(15)	22	7	8	(15)	(7)
Restricted stock	(6)	(3)	(9)	—	(8)	(8)
Commercial loans	391	(308)	83	373	(1,894)	(1,521)
Residential real estate loans	(219)	32	(187)	(287)	(123)	(410)
Home equity lines of credit	176	(21)	155	(12)	(155)	(167)
Installment loans	466	(625)	(159)	558	(1,838)	(1,280)
Total Interest Income	884	(560)	324	490	(4,737)	(4,247)
Consumer time deposits	(365)	(441)	(806)	45	(1,062)	(1,017)
Public time deposits	78	(19)	59	14	57	71
Savings deposits	2	(5)	(3)	5	(54)	(49)
Money market accounts	50	31	81	(2)	(24)	(26)
Interest-bearing demand	1	(10)	(9)	2	(87)	(85)
Short-term borrowings	46	32	78	3	3	6
FHLB advances	3	(4)	(1)	(16)	(221)	(237)
Trust preferred securities	—	(3)	(3)	—	(16)	(16)
Total Interest Expense	(185)	(419)	(604)	51	(1,404)	(1,353)
Net Interest Income (FTE)	$1,069	$(141)	$928	$439	$(3,333)	$(2,894)

Total interest income on a fully tax equivalent basis was $42,635 in 2014 as compared to $42,312 in 2013, an increase of $323, or 0.8%. The increase was attributable to an increase in volume of $884 and a decrease of $560 in rate, when comparing 2014 to 2013. Of the $884 increase due to volume, installment and commercial loans increased by $466 and $391, respectively and were offset by a $219 decrease in residential real estate loans. The increase of $373 in U.S. Govt agencies and corporations is due to lower prepayment speeds with an increase of $372 due to rate and $1 due to volume.

As a result of the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $625 of the decrease in interest income due to rate. Commercial loans by their structure are also sensitive to interest rates, accounting for $308 of the decline in interest income due to rate. Total interest expense on a fully tax equivalent basis was $5,552 in 2014 compared to $6,156 in 2013. This is a decrease of $604, or 9.8%. The decrease is the result of a better overall funding mix at the Corporation. The decrease was attributable to a decrease in volume of $185 and a decrease of $419 in rate, when comparing 2014 to 2013. Of the $419 decrease due to rate, consumer time deposits decreased $441 year over year. This is a reflection of the low interest rate environment as the Corporation’s cost of funds decreased from 0.64% to 0.58% year over year.
Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Due to the current lower interest rate environment, loans and investments continued to reprice at lower interest rates resulting in a decrease in net interest income due to rate of $141. The effect of changes in both rate and volume was an increase of $928 in net interest income on a fully tax equivalent basis during 2014.

2013 versus 2012 Net Interest Income Comparison

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

Interest income on a fully tax equivalent basis totaled $42,312 for 2013 compared to $46,559 in 2012, a decline of $4,247, or 9.1%. The decline in interest income was primarily a result of the continued lower interest rate environment and its impact on increased cash flow and reinvestment opportunities especially in the investment securities and indirect loan portfolios. Both portfolios have relatively short average lives and the lower interest rates led to increased prepayments and lower reinvestment opportunities. Conversely, the shorter average lives would be expected to benefit the Corporation in a rising interest rate environment. Overall, average earning assets increased $15,027, or 1.3%, to $1,132,514 in 2013 as compared to $1,117,487 in 2012. Deposits generally have a shorter average life and have repriced more quickly than loans, as evidenced by the decrease in interest expense which ended 2013 at $6,156 compared to $7,509 in 2012. The cost of funds dropped by 16 basis points from December 31, 2013 to December 31, 2012.

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

Average interest-bearing deposits increased by $21,200, or 2.4%, and average noninterest-bearing deposits increased $4,562, or 3.3%, during 2013, resulting in an increase in total average deposits of $25,762, or 2.5%, compared to 2012. The increase in average interest-bearing deposits was mainly a result of an increase in average savings deposit accounts of $12,243 or 11.0%. Average consumer time deposits, public time deposits, and interest-bearing demand accounts increased year over year by 1.1%, 2.9%, and 2.1%, respectively. The Corporation uses FHLB advances as an alternative wholesale funding source. The use of FHLB advances as an alternative funding source remained relatively constant during 2013 in comparison to 2012. The Corporation may also use from time to time brokered time deposits as they are a comparably priced substitute for FHLB advances. Brokered deposits require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. At the end of 2013 and 2012, there were no outstanding brokered time deposits.
Total interest income on a fully tax equivalent basis was $42,312 in 2013 as compared to $46,559 in 2012, a decrease of $4,247, or 9.1%. The decrease was attributable to an increase in volume of $490 and a decrease of $4,737 attributable to rate, when comparing 2013 to 2012. Of the $490 increase due to volume, installment and commercial increased by $558 and $373, respectively. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $1,838 of the decrease in interest income due to rate. Commercial loans by their structure are also sensitive to interest rates, accounting for $1,894 of the decline in interest income due to rate.
Total interest expense on a fully tax equivalent basis was $6,156 in 2013 compared to $7,509 in 2012. This is a decrease of $1,353, or 18.0%. The decrease was attributable to an increase in volume of $51 and a decrease of $1,404 attributable to rate, when comparing 2013 to 2012. Of the $1,404 decrease due to rate, consumer time deposits decreased $1,062 year over year due to rate. This is a reflection of the low interest rate environment as the Corporation’s cost of funds decreased from 0.80% to 0.64% year over year.
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
Noninterest Income
Table 4: Details of Noninterest Income

	Year ended December 31,
	2014	2013	2012	2014 versus 2013	2013 versus 2012
	(Dollars in thousands)
Investment and trust services	$1,685	$1,555	$1,563	8.4%	(0.5)%
Deposit service charges	3,309	3,509	3,811	(5.7)%	(7.9)%
Other service charges and fees	3,014	3,279	3,082	(8.1)%	6.4%
Income from bank owned life insurance	888	752	742	18.1%	1.3%
Other income	393	521	877	(24.6)%	(40.6)%
Total fees and other income	9,289	9,616	10,075	(3.4)%	(4.6)%
Securities gains (loss), net	(5)	178	189	(102.8)%	(5.8)%
Gain on sale of loans	3,612	2,324	1,575	55.4%	47.6%
Gain (Loss) on sale of other assets, net	19	8	(92)	137.5%	(108.7)%
Total noninterest income	$12,915	$12,126	$11,747	6.5%	3.2%
2014 versus 2013 Noninterest Income Comparison
Amidst the low interest rate environment that prevailed through 2014, total noninterest income increased 6.5% for the year ended December 31, 2014 compared to 2013. Noninterest income was driven primarily from total fees and other income of $9,289, which was down 3.4% year over year, and the gain (loss) on the sale of assets which increased 44.5% year over year to $3,626.
Total fees and other income consists of five primary groups: investment and trust services, deposit service charges, other service charges and fees, income from bank owned life insurance and other income.
Investment and trust service income was $1,685, which improved year over year, as commissions increased by 8.4%.
Deposit service charges decreased by 5.7%, in 2014 to $3,309 from $3,509 in 2013. Service charges on deposit accounts are dependent on customer activity and behavior. Management reviews deposit account fee plans periodically to maintain fairness and competitiveness in its markets.
Total other service charges and fees, which consists of servicing fee income, bank card service charges and ATM service charges, decreased by 8.1% in 2014 to $3,014 from $3,279 in 2013. A decrease year over was in net servicing fee income which was $387 in 2014, compared to $404 in 2013, a decrease of 4.2%. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans.
Income from bank owned life insurance experienced an increase of 18.1%, to $888 during 2014 compared to $752 in 2013. The increase is the result of higher insurance income received from non-recurring death benefit proceeds received in the fourth quarter of 2014.
Other income, which includes mortgage banking activities, commercial swap fee income, safe deposit box fees and miscellaneous income decreased by 24.6% year over year to $393 in 2014 from $521 in 2013. The decrease year over year was driven by a reduction in mortgage banking income due primarily to lower mortgage origination volumes and a decline in mortgage refinancing activity. There were no commercial swap transactions entered into in 2014.
Gain (loss) on the sale of assets is comprised of the sale of securities, loans and other assets. Net loss on the sale of securities was $5 in 2014 compared to a gain of $178 in 2013. A gain of $19 was recognized on the sale of other assets during 2014 compared to a gain of $8 during 2013.
The following table details the Corporations gain on the sale of loans for the years ended December 31:

	Year ended December 31,
	2014	2013	2012	2014 versus 2013	2013 versus 2012
	(Dollars in thousands)
Gain on sale of mortgage loans	$677	$1,457	$1,287	(53.5)%	13.2%
Gain on sale of indirect auto loans	479	336	288	42.6%	16.7%
Gain on sale of SBA loans	2,456	531	—	362.5%	100.0%
	$3,612	$2,324	$1,575	55.4%	47.6%
The most notable increase in noninterest income was the gain on the sale of loans of $3,612 compared to $2,324 in 2013, an increase of 55.4%. The mortgage and refinance business did not provide the substantial gain in 2014 as it had over the prior two years on the sale of mortgage loans. Gain on the sale of mortgage loans for 2014 was $677, a decrease of 53.5% from $1,457 in 2013. This decrease was recognized by the Corporation, primarily the result of a gradual decrease in loan sales due to the rising interest rate environment that was experienced in 2014. In 2014 and 2013, the Corporation sold a total of residential mortgage loans with unpaid principal balances totaling $24,227 and $59,680, respectively, and recognized pretax gains of $677 and $1,457, respectively. In 2014 the increase in interest rates resulted in a drying-up of demand for mortgage refinancing. Without this demand, mortgage originations fell sharply, and mortgage revenue declined.
The Corporation originates indirect auto loans in a niche market of high quality borrowers. A portion of these loans were booked to the Corporation’s portfolio and the remainder were sold to a number of other financial institutions with servicing retained by the Corporation. In 2014 and 2013, the Corporation sold indirect auto loans with unpaid principal balances totaling $62,255 and $45,046, respectively. The gain on the sale of indirect auto loans was $479 for 2014, compared to $336 for 2013. The Corporation continued to see gains from the SBA lending team that was established in the fourth quarter of 2013. The Corporation originates SBA loans and sells the guaranteed portion in the secondary market. For 2014, a gain on the sale of SBA guaranteed loans of $2,456 was recognized compared to $531 in 2013. The increase year over year of the sale of SBA guaranteed loans is primarily due to a full year of operation for the SBA lending team. During 2014 and 2013, the Corporation sold SBA guaranteed loans with unpaid principal balances of $24,068 and $4,948. SBA loan sales are dependent upon the volume of loans originated as well as the liquidity needs of the Corporation.
2013 versus 2012 Noninterest Income Comparison

Amidst the low interest rate environment in 2013, total noninterest income increased 3.2% for the year ended December 31, 2013 compared to 2012. Noninterest income was driven primarily from total fees and other income of $9,616, which was down 4.6% year over year, and the gain (loss) on the sale of assets which increased 50.1% year over year to $2,510.

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

The most notable increase in noninterest income was the gain on the sale of loans of $2,324 compared to $1,575 in 2012, an increase of 47.6%. Gain on the sale of mortgage loans for 2013 was $1,457, an increase of 13.2% from $1,287 in 2012. This increase was recognized by the Corporation, despite a gradual decrease in loan sales due to the rising interest rate environment in the second half of 2013. The Corporation originates indirect auto loans in a niche market of high quality borrowers. A portion of these loans were booked to the Corporation’s portfolio and the remainder were sold to a number of other financial institutions with servicing retained by the Corporation. The gain on the sale of indirect auto loans was $336 for 2013, compared to $288 for 2012. During the fourth quarter of 2013, the Corporation established its SBA lending team, with the intent to originate to sell and generate revenue growth. For 2013, a gain on the sale of SBA loans of $531 was recognized.
Noninterest Expense
Table 5: Details on Noninterest Expense

	Year ended December 31,
	2014	2013	2012	2014 versus 2013	2013 versus 2012
	(Dollars in thousands)
Salaries and employee benefits	$18,800	$18,058	$16,768	4.1%	7.7%
Furniture and equipment	4,715	4,234	4,782	11.4%	(11.5)%
Net occupancy	2,339	2,310	2,207	1.3%	4.7%
Professional fees	2,563	1,870	2,034	37.1%	(8.1)%
Marketing and public relations	1,425	1,216	1,231	17.2%	(1.2)%
Supplies, postage and freight	946	1,045	1,091	(9.5)%	(4.2)%
Telecommunications	640	669	731	(4.3)%	(8.5)%
Ohio Financial Institutions Tax	800	1,213	1,232	(34.0)%	(1.5)%
FDIC assessments	979	1,039	1,304	(5.8)%	(20.3)%
Other real estate owned	110	382	570	(71.2)%	(33.0)%
Loan and collection expense	1,399	1,427	1,150	(2.0)%	24.1%
Other expense	1,666	1,724	1,803	(3.4)%	(4.4)%
Total noninterest expense	$36,382	$35,187	$34,903	3.4%	0.8%

2014 versus 2013 Noninterest Expense Comparison
Noninterest expense was $36,382 in 2014, compared to $35,187 in 2013, an increase of $1,195 or 3.4%. Expense management continued to be a major area of focus for the Corporation. Salaries and employee benefit costs represented the Corporation's largest noninterest expense, accounting for 51.7% of total noninterest expense, which is inherent in a service based industry such as financial services. Salaries and employee benefits increased $742 or 4.1%. The increase in salaries and employee benefits is due to merit increases, rising health care cost and the compensation related to the SBA lending team. Furniture and equipment cost increased $481, or 11.4%, primarily due to an increase in internet-based banking cost with customers completing a larger percentage of their transactions using debit cards and internet banking services. Marketing and public relations expense increased $209 or 17.2% year over year. The increase was primarily due to the Corporation's communication and advertising for mobile banking, the SBA lending program and the implementation of a relationship checking account product that offers rewards as the customer's relationship with the Bank grows. Loan and collection and other real estate owned expenses improved year over year as management continued to work diligently to control costs incurred on foreclosed assets.

Professional fees increased $693 or 37.1%, primarily due to the expenses associated with the proposed merger with Northwest Bancshares. On December 15, 2014, the Corporation, Inc. entered into the Merger Agreement with Northwest Bancshares. The Corporation incurred merger related expenses of $757 or $566 after tax. Other operating expenses were generally controlled as FDIC insurance costs decreased by $60, or 5.8%, and other real estate owned expenses decreased by $272 or 71.2%. The Corporation's franchise tax decreased by $413 due to the State of Ohio's newly enacted Financial Institution Tax which resulted in lowered taxes compared to the previous Ohio corporate franchise tax.

2013 versus 2012 Noninterest Expense Comparison

Noninterest expense was $35,187 in 2013, compared to $34,903 in 2012, an increase of $284 or 0.8%. Expense management continued to be a major area of focus for the Corporation. Salaries and employee benefit costs represented the Corporation's largest noninterest expense, accounting for 51.3% of total noninterest expense, which is inherent in a service based industry such as financial services. Salaries and employee benefits increased $1,290 or 7.7%. During 2013, the Corporation recognized a $712 expense due to the establishment of the Supplemental Executive Retirement Plan, $153 in settlement charges due to the aggregate amount of lump sum distributions to participants in the Corporation's defined benefit pension plan and increases associated with the launch of the Corporation's SBA lending team. Other operating expenses were generally controlled as FDIC insurance costs decreased by $265, or 20.3%, and other real estate owned expenses decreased 33.0% which helped to offset the salary and employee benefits increase.
Income Taxes
2014 versus 2013 Income taxes
The Corporation recognized tax expense of $2,654 during 2014 compared to $1,926 for 2013. The Corporation’s effective tax rate was 26.9% for 2014 compared to 23.8% for 2013. The increase in the effective tax rate was primarily due to an overall improvement in operating performance coupled with lower pre-tax income derived from tax-exempt sources and the decrease in tax benefits from investments in tax credit funds. Included in net income for 2014 was $2,179 of nontaxable income, including $758 related to life insurance policies and $1,421 of tax-exempt investment and loan interest income. The tax-exempt income, together with the Corporation’s relatively small amount of nondeductible expenses, led to income subject to tax that was significantly less than the Corporation’s income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. NCCDC’s new market tax credit award was granted on December 29, 2003 and will remain in effect through 2020. Over the remaining seven years of the award, it is expected that projects will be financed through NCCDC with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans for these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2014 and December 31, 2013, generating a tax credit of $23 and $58, respectively.
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

Financial Condition
Overview
The Corporation’s total assets at December 31, 2014 were $1,236,627 compared to $1,230,257 at December 31, 2013. This was an increase of $6,370, or 0.5%. Total securities available for sale increased $1,450, or 0.7%, over December 31, 2013. Portfolio loans increased by $27,726, or 3.1%, from December 31, 2013. Total deposits at December 31, 2014 were $1,034,925 compared to $1,045,589 at December 31, 2013. Total interest-bearing liabilities were $1,116,095 at December 31, 2014 compared to $1,113,111 at December 31, 2013.
Securities
The distribution of the Corporation’s securities portfolio at December 31, 2014 and December 31, 2013 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continued to deploy the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. At December 31, 2014, the entire portfolio consisted of available for sale securities comprised of 28.0% U.S. Government agencies, 42.8% U.S. agency mortgage-backed securities, 13.1% U.S. collateralized mortgage obligations and 16.1% municipal securities. This compares to 30.3% U.S. Government agencies, 43.6% U.S. agency mortgage-backed securities, 8.6% U.S. collateralized mortgage obligations 15.3% municipal securities and 2.2% of preferred securities as of December 31, 2013.

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
At December 31, 2014, the available for sale securities portfolio had unrealized gains of $3,001 and unrealized losses of $1,464. The unrealized losses represent 0.7% of the total amortized cost of the Corporation’s available for sale securities. Available for sale securities with an unrealized loss position for twelve months or longer totaled $1,345 and available for sale securities with an unrealized loss position for less than twelve months totaled $119 at December 31, 2014. The unrealized gains and losses at December 31, 2013 were $2,754 and $8,651, respectively. See Note 5 to the Consolidated Financial Statements for further detail.
Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31.
Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	Within 1 Year	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
					2014	2013	2012
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$19,499	$21,834	$20,000	$—	$61,333	$71,851	$36,868
Mortgage-backed securities	19,208	45,994	21,500	5,754	92,456	94,313	109,440
Collateralized mortgage obligations	6,900	14,121	6,739	857	28,617	18,650	22,483
State and political subdivisions	4,014	15,911	8,109	5,595	33,629	32,521	29,980
Preferred securities	—	—	—	—	—	4,684	—
Total securities available for sale	$49,621	$97,860	$56,348	$12,206	$216,035	$222,019	$198,771

Although the above table indicates that a portion of the Corporation’s investment portfolio at December 31, 2014 matures after ten years, the actual average life and duration of the investment portfolio at December 31, 2014 was effectively much shorter due to imbedded redemption features of several U.S. government agencies as well as monthly cash flows received from U.S. mortgage-backed securities and U.S. collateralized mortgage obligations.

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	Within 1 Year	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
					2014	2013	2012
Securities available for sale:
U.S. Government agencies and corporations	2.02%	2.23%	1.99%	—%	2.08%	1.87%	1.30%
Mortgage-backed securities	2.58	2.48	2.27	2.16	2.43	2.45	2.75
Collateralized mortgage obligations	2.41	2.25	2.09	2.16	2.25	2.68	2.73
State and political subdivisions (1)	3.66	3.56	3.74	3.73	3.64	3.74	3.87
Total securities available for sale	2.42%	2.57%	2.37%	2.89%	2.50%	2.50%	2.65%
____________________________

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.
Loans
The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.
Total portfolio loans at December 31, 2014 were $930,025. This was an increase of $27,726, or 3.1%, over December 31, 2013. The Corporation believes that its loan portfolio was well-diversified at December 31, 2014. Commercial and commercial real estate loans represented 54.1%, indirect loans represented 23.3%, home equity loans comprised of 13.5%, residential real estate mortgage loans represented 7.7% and consumer loans comprised of 1.4% of total portfolio loans.
Loan balances and loan mix are presented by type for the five years ended December 31, in Table 8 below.
Table 8: Loan Portfolio Distribution

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial real estate	$425,392	$401,591	$414,005	$381,852	$375,803
Commercial	77,525	88,646	68,705	76,570	65,662
Residential real estate	71,496	66,507	64,983	64,524	74,685
Home equity loans	125,929	123,076	122,830	126,958	132,536
Indirect	216,199	206,323	199,924	180,089	150,031
Consumer	13,484	16,156	12,101	13,095	13,862
Total Loans	930,025	902,299	882,548	843,088	812,579
Allowance for loan losses	(17,416)	(17,505)	(17,637)	(17,063)	(16,136)
Net Loans	$912,609	$884,794	$864,911	$826,025	$796,443

	At December 31,
	2014	2013	2012	2011	2010
Loan Mix Percent:
Commercial real estate	45.7%	44.5%	46.9%	45.3%	46.2%
Commercial	8.4%	9.8%	7.8%	9.1%	8.1%
Residential real estate	7.7%	7.4%	7.4%	7.6%	9.2%
Home equity loans	13.5%	13.6%	13.9%	15.1%	16.3%
Indirect	23.3%	22.9%	22.6%	21.4%	18.5%
Consumer	1.4%	1.8%	1.4%	1.5%	1.7%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $502,917 at December 31, 2014. This was an increase of $12,680, or 2.6%, over December 31, 2013 and reflected the Corporation’s continued commitment to support commercial lending activities in its local and regional markets. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are primarily adjustable rate 1-4 family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Residential real estate mortgages totaled $71,496 of the loan portfolio at December 31, 2014. Residential real estate mortgages increased $4,989, or 7.5%, in comparison to December 31, 2013. The Corporation continued to sell most of its new loan production during 2014. During 2014, the increase in interest rates resulted in a decrease in the demand for mortgage loans.
Indirect auto loans at December 31, 2014 increased $9,876, or 4.8%, compared to December 31, 2013. A portion of these loans were booked to the Corporation’s portfolio and the remainder were sold to a number of other financial institutions with servicing retained by the Corporation. A total of $62,255 of indirect consumer loans were sold during 2014 compared to $45,046 for 2013. Home equity loans increased $2,853, or 2.3%, when compared to December 31, 2013. Consumer loans decreased $2,672, or 16.5%, in comparison to December 31, 2013.
Loans held for sale were not included in portfolio loans, and as of December 31, 2014, total loans classified as held for sale were $10,483. SBA guaranteed loans held for sale represented $6,837 or 65.3% residential real estate mortgage loans represented $110, or 1.0%, and indirect loans represented $3,536, or 33.7%, of loans held for sale.
Table 9 shows the amount of portfolio loans outstanding as of December 31, 2014 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified as due in one year or less for purposes of the table.
Table 9: Loan Maturity and Repricing Analysis

December 31, 2014
Due in one year or less	$191,192
Due after one year but within five years	461,219
Due after five years	277,614
Totals	$930,025
Due after one year with a predetermined fixed interest rate	$537,429
Due after one year with a floating interest rate	201,404
Totals	$738,833
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
At the end of 2009, the Corporation implemented a more robust process in order to assess and improve asset quality going forward. This process which includes executive management, finance, credit, lending and legal is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured”, adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has a Loan and Credit Review Committee of its Board of Directors which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
While the Corporation uses a historical loss methodology in determining the level of allowances for various loan segments, in 2011 it began tracking data to implement a methodology which estimates expected losses for commercial loans based on a history of loans migrating through the various loan grades. Management believes this methodology will supplement and complement its current approach.
The effect of these initiatives has resulted in an improvement in asset quality as measured by the level of nonperforming loans as well as criticized loans. The use of a historical loss methodology tends to have a lag effect when estimating the adequacy of the allowance as specific reserves related to impaired loans are replaced with general reserves related to the various pools of loans.
While the local economy in the Corporation's markets has improved, it remains fragile in certain respects, as do the real estate and valuations in those markets. With the Corporation's exposure to commercial real estate loans, including construction and development loans, and consumer real estate in the form of home equity loans, Management continued to monitor the performance of those loans due to the past and recent volatility in real estate valuations.
Table 10 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended December 31, 2014.
Table 10: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$17,505	$17,637	$17,063	$16,136	$18,792
Charge-offs:
Commercial real estate	(1,407)	(2,325)	(3,199)	(5,195)	(8,508)
Commercial	(35)	(121)	(213)	(262)	(1,507)
Residential real estate	(340)	(754)	(1,430)	(1,664)	(1,491)
Home equity loans	(1,382)	(1,775)	(1,372)	(1,895)	(1,091)
Indirect	(399)	(678)	(963)	(695)	(455)
Consumer	(261)	(366)	(401)	(398)	(573)
Total charge-offs	(3,824)	(6,019)	(7,578)	(10,109)	(13,625)
Recoveries:
Commercial real estate	261	697	388	280	87
Commercial	33	8	45	42	157
Residential real estate	7	350	96	22	30
Home equity loans	76	66	35	62	39
Indirect	214	335	288	209	293
Consumer	31	56	58	68	138
Total Recoveries	622	1,512	910	683	744
Net Charge-offs	(3,202)	(4,507)	(6,668)	(9,426)	(12,881)
Provision for loan losses	3,113	4,375	7,242	10,353	10,225
Balance at end of year	$17,416	$17,505	$17,637	$17,063	$16,136

Average Portfolio loans outstanding	$914,137	$887,865	$869,454	$823,962	$796,849
Ratio to average loans:
Net Charge-offs	0.35%	0.51%	0.77%	1.14%	1.62%
Provision for loan losses	0.34%	0.49%	0.83%	1.26%	1.28%

Loans outstanding at end of year	$930,025	$902,299	$882,548	$843,088	$812,579

Allowance for loan losses:
As a percent of loans at end of year	1.87%	1.94%	2.00%	2.02%	1.99%
As a multiple of net charge-offs	5.44	3.88	2.65	1.81	1.25
The allowance for loan losses at December 31, 2014 was $17,416, or 1.87%, of outstanding loans, compared to $17,505, or 1.94%, of outstanding loans at December 31, 2013. The allowance for loan losses was 105.05% and 79.62% of nonperforming loans at December 31, 2014 and 2013 respectively.
Net charge-offs for the year ended December 31, 2014 were $3,202, compared to $4,507 for the year ended December 31, 2013. Net charge-offs as a percent of average loans was 0.35% for 2014 and 0.51% for 2013. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less costs to sell. The provision charged to expense was $3,113 for the year ended December 31, 2014 compared to $4,375 for 2013. Over all of the periods presented in table 10, the Corporation’s credit quality improved, which has led to lower net charge-offs and a decrease in the provision for loan losses.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2014. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of December 31, 2014 and December 31, 2013, as well as the percentage of loans in each category to total loans.  This allocation was based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to be applied to losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	2014		2013
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$8,446	45.7%	$10,122	44.5%
Commercial	874	8.4%	497	9.8%
Residential real estate	2,127	7.7%	1,411	7.4%
Home equity loans	3,130	13.5%	3,484	13.6%
Indirect	2,459	23.3%	1,593	22.9%
Consumer	380	1.4%	398	1.8%
Total	$17,416	100.0%	$17,505	100.0%
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
Funding Sources
  The primary source of funds continued to be the generation of deposit accounts within the Corporation's primary market. In order to achieve deposit account growth, the Corporation offered retail and business customers a full line of deposit products that included interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generated funds through local borrowings generated by a business sweep product. Wholesale funding sources included lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time utilized brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 11 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2014.

The following table shows the various sources of funding for the Corporation.

Table 11: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Noninterest-bearing checking	$156,840	$141,639	$137,077	—%	—%	—%
Interest-bearing checking	167,007	165,846	162,431	0.05%	0.05%	0.11%
Savings deposits	128,121	123,179	110,936	0.04%	0.04%	0.09%
Money market accounts	130,123	104,758	105,951	0.20%	0.17%	0.19%
Consumer time deposits	390,606	434,771	429,928	0.83%	0.93%	1.18%
Public time deposits	78,219	67,080	65,188	0.70%	0.73%	0.64%
Total Deposits	$1,050,916	$1,037,273	$1,011,511	0.40%	0.54%	0.59%
Short-term borrowings	3,950	1,807	942	2.15%	0.40%	0.07%
FHLB borrowings	46,859	46,609	47,828	1.34%	1.35%	1.81%
Junior subordinated debentures	16,326	16,322	16,315	4.17%	4.19%	4.28%
Total borrowings	$67,135	$64,738	$65,085	2.24%	2.04%	2.40%
Total funding	$1,118,051	$1,102,011	$1,076,596	0.58%	0.64%	0.80%
Average deposit balances increased 1.3% in 2014 and 2.5% in 2013. Low-cost deposits, namely checking, savings and money market accounts, accounted for 55.4% of total deposits at December 31, 2014. The improved mix and the extended lower interest rate environment has contributed to the Corporation's lower funding cost. These low-cost funds had an average yield of 0.40% in 2014 compared to 0.54% in 2013 and 0.59% in 2012. Included in these funds are money market accounts which carried an average yield of 0.20% in 2014 compared to 0.17% in 2013. Time deposits over the last three years to total average deposits were 44.6% in 2014, 48.4% in 2013 and 48.9% in 2012. Average time deposits were $468,825 in 2014 compared to $501,851 in 2013. This was a decrease of $33,026, or 6.6%. Public fund time deposits represented 16.7% and 13.4% of total average time deposits during 2014 and 2013, respectively. At December 31, 2014, 2013 and 2012, the Corporation had no brokered time deposit balances.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased, other short-term borrowings and repurchase agreements. Short-term borrowings increased during 2014 to $10,611 at December 31, 2014 compared to $4,576 at December 31, 2013. At year end 2014, to fund portfolio loan growth, the Corporation purchased $10,000 in Federal funds. As of December 31, 2013 there were no Federal funds purchased.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank advances of $54,321 and junior subordinated debentures of $16,238 at December 31, 2014. Federal Home Loan Bank advances were $46,708 at December 31, 2013. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Maturities of Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K.
During 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. At December 31, 2014, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Resources
At December 31, 2014, the Corporation’s total market capitalization was $174,267 compared to $97,025 at December 31, 2013. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014 and December 31, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$122,374	12.51%	$78,232	8.0%	$97,790	10.0%
Tier 1 Capital (to Risk Weighted Assets)	110,086	11.26	39,116	4.0	58,674	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,086	9.10	48,406	4.0	60,507	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$122,795	12.89%	$76,230	8.0%	$95,290	10.0%
Tier 1 Capital (to Risk Weighted Assets)	110,815	11.63	38,116	4.0	57,174	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,815	9.22	48,086	4.0	60,108	5.0
Total shareholders' equity was $115,339 at December 31, 2014 compared to $111,456 at December 31, 2013. This is an increase of 3.5%, or $3,883 from 2013. Total equity increased primarily due to net income of $7,217. The increase was offset by a $7,689 decrease in fixed rate cumulative preferred stock, due to the redemption, and the declaration of preferred and common shareholder dividends totaling $596 for the year ended December 31, 2014.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At December 31, 2013 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. During 2014, 8,551 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $85. At December 31, 2014 the Corporation held 336,745 shares of common stock as treasury stock at a cost of $6,177.
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
Following the completion of the issuance and sale of Common Shares pursuant to the Purchase Agreement, on December 17, 2013, the Corporation issued a notice of redemption of all 9,147 remaining shares of Series B Preferred Stock, to be funded with the proceeds of the sale of Common Shares along with cash from $3,000,000 in borrowings under the Corporation’s line of credit with an unaffiliated financial institution and from the Corporation’s accumulated earnings and excess capital. On January 17, 2014, the Corporation completed the retirement of the remaining shares of Series B Preferred Stock for an aggregate price of $9,147,000, the face liquidation amount of the shares, plus approximately $74,000 of accrued but unpaid dividends. The Corporation repurchased 1,458 of such shares in a private transaction in December 2013 and redeemed the remaining 7,689 shares of Series B Preferred Stock on January 17, 2014. The Corporation completed the retirement of the remaining shares of Series B Preferred Stock. As of January 17, 2014, the Corporation no longer had Series B Preferred Stock issued or outstanding.
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
Table 12: Contractual Obligations and Commitments
Contractual obligations and commitments of the Corporation at December 31, 2014 are as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$10,611	$—	$—	$—	$10,611
FHLB advances	27,400	24,596	2,325	—	54,321
Operating leases	915	1,252	721	462	3,350
Trust preferred securities	—	—	—	16,238	16,238
Benefit payments	381	734	733	2,000	3,848
Total	$39,307	$26,582	$3,779	$18,700	$88,368
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. The Corporation early adopted the ASU for 2011. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2014 and December 31, 2013.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of December 31, 2014 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans.
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
Table 13 sets forth nonperforming assets for the five years ended December 31, 2014.
Table 13: Nonperforming Assets

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial real estate	$7,884	$11,241	$16,349	$21,512	$25,941
Commercial	189	289	472	1,072	1,333
Residential real estate	3,803	5,231	5,622	6,551	10,287
Home equity loans	3,900	4,464	4,293	4,365	3,137
Indirect	475	443	711	711	667
Consumer	327	318	349	260	466
Total nonperforming loans	16,578	21,986	27,796	34,471	41,831
Other foreclosed assets	772	579	1,366	1,687	3,119
Total nonperforming assets	$17,350	$22,565	$29,162	$36,158	$44,950
Loans 90 days past due accruing interest	$—	$158	$184	$—	$—

Total nonperforming loans as a percent of total loans	1.78%	2.44%	3.15%	4.09%	5.15%
Total nonperforming assets as a percent of total assets	1.40%	1.83%	2.48%	3.09%	3.90%
Allowance for loan losses to nonperforming loans	105.05%	79.62%	63.45%	49.50%	38.57%

The Corporation continued to aggressively manage credit quality and has made great progress managing problem loans over the last few years. Nonperforming loans at December 31, 2014 were $16,578 compared to $21,986 at December 31, 2013, a decrease of $5,408. Nonperforming commercial real estate loans decreased to $7,884 for December 31, 2014 compared to $11,241 at December 31, 2013. These loans were primarily secured by real estate and, in some cases, by SBA guarantees, and were either charged-down to their realizable value or were subject to a specific reserve established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management monitors delinquency and potential problem loans. Bank-wide delinquency at December 31, 2014 was 1.52% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.49% and 0.06% of total loans at December 31, 2014, respectively.
Other foreclosed assets were $772 as of December 31, 2014, compared to $579 from December 31, 2013. The $772 was comprised of two commercial properties totaling $228 and seven residential properties, totaling $544. This compares to three commercial properties totaling $304 and seven residential properties, totaling $275 as of December 31, 2013.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2014, the Bank’s liquidity was within its policy limits.
In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2014, the Corporation expected the securities portfolio to generate cash flow in the following 12 months of $63,062 and $116,644 in the following 36 months.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Table 14 highlights the liquidity position of the Bank and the Corporation including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2014.
Table 14: Liquidity

	Borrowing Capacity	Unused Capacity
	(Dollars in thousands)
FHLB Cincinnati	$64,724	$8,024
FRB Cleveland	46,641	46,641
Federal Funds Lines	31,000	21,000
Unaffiliated Financial Institutions	6,000	6,000
Total	$148,365	$81,665
Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $40,512 at December 31, 2014.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of December 31, 2014.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2014, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease marginally by $1,717 or 4.65%, and in a -200 basis point shock, net interest income would decrease $4,628 or 12.54%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2014, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 11.41% while a -200 basis point change in rates would decrease the value of the Corporation’s equity by 16.54%.
The Asset/Liability Management Committee reviews and takes appropriate action if earnings-at-risk simulation and economic value of equity simulation analysis indicates that the Corporation is not within policy. As of December 31, 2014 the Corporation's economic value of equity and earnings-at-risk results were within policy guidelines.

Table 15: GAP Analysis:  The following analysis divides interest bearing assets and liabilities into maturity categories and measures the "GAP" between maturing assets and liabilities in each category. GAP analysis is a static measure of risk that is commonly associated with net interest income margin targeting. As noted in the below table, with respect to estimated repricing activity within three months and within one year, the Corporation was in an liability sensitive position at December 31, 2014:

	At December 31, 2014
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	After 5 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$24,379	$34,057	$65,174	$49,195	$56,723	$229,528
Loans	432,127	150,339	219,154	82,625	45,780	930,025
Total earning assets	$456,506	$184,396	$284,328	$131,820	$102,503	$1,159,553
Interest-bearing liabilities:
Consumer time deposits	$120,621	$147,585	$158,267	$13,702	$3	$440,178
Savings and money market deposits	400,177	—	—	—	36,094	436,271
FHLB advance borrowings	26,821	—	25,000	2,500		54,321
Long-term debt	8,113	—	—	8,125	—	16,238
Fed Funds, Repos, Other	10,611	—	—	—	—	10,611
Total interest-bearing liabilities	$566,343	$147,585	$183,267	$24,327	$36,097	$957,619
Cumulative interest rate gap	$(109,837)	$36,811	$101,061	$107,493	$66,406

	At December 31, 2013
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	After 5 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$24,724	$16,816	$38,701	$33,162	$124,015	$237,418
Loans	122,566	171,361	289,145	142,020	177,207	902,299
Total earning assets	$147,290	$188,177	$327,846	$175,182	$301,222	$1,139,717
Interest-bearing liabilities:
Consumer time deposits	$165,646	$192,501	$137,667	$6,945	$91	$502,850
Savings and money market deposits	126,754	46,439	139,317	81,268	—	393,778
FHLB advance borrowings	—	—	29,208	17,500	—	46,708
Long-term debt	8,049	—	—	8,189	—	16,238
Fed Funds, Repos, Other	4,576	—	—	—	—	4,576
Total interest-bearing liabilities	$305,025	$238,940	$306,192	$113,902	$91	$964,150
Cumulative interest rate gap	$(157,735)	$(50,763)	$21,654	$61,280	$301,131

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Corporation’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal control - Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based upon those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

/s/ Daniel E. Klimas	/s/ James H. Nicholson
Daniel E. Klimas	James H. Nicholson
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LNB Bancorp, Inc.
Lorain, Ohio

We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. as of December 31, 2014 and the related consolidated statement of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. We also have audited LNB Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LNB Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, LNB Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the COSO.
/s/ Crowe Horwath LLP

Cleveland, Ohio
March 6, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LNB Bancorp, Inc.
Lorain, Ohio

We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. (the Corporation) as of December 31, 2013 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2013 and December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2013 and December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
February 27, 2014

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$17,927	$36,717
Federal funds sold and interest-bearing deposits in banks	6,215	15,555
Cash and cash equivalents	24,142	52,272
Securities available for sale, at fair value	217,572	216,122
Restricted stock, at cost	5,741	5,741
Loans held for sale	10,483	4,483
Loans:
Portfolio loans	930,025	902,299
Allowance for loan losses	(17,416)	(17,505)
Net loans	912,609	884,794
Bank premises and equipment, net	9,173	8,198
Other real estate owned, net	772	579
Bank owned life insurance	19,757	19,362
Goodwill, net	21,582	21,582
Intangible assets, net	321	457
Accrued interest receivable	3,635	3,621
Other assets	10,840	13,046
Total Assets	$1,236,627	$1,230,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand and other noninterest-bearing	$158,476	$148,961
Savings, money market and interest-bearing demand	436,271	393,778
Time deposits	440,178	502,850
Total deposits	1,034,925	1,045,589
Short-term borrowings	10,611	4,576
Federal Home Loan Bank advances	54,321	46,708
Junior subordinated debentures	16,238	16,238
Accrued interest payable	596	789
Accrued expenses and other liabilities	4,597	4,901
Total Liabilities	1,121,288	1,118,801

Commitments and contingent liabilities (Note 20)	—	—
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at December 31, 2014 and December 31, 2013	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, no shares were issued at December 31, 2014 and 7,689 shares at December 31, 2013	—	7,689
Discount on Series B preferred stock	—	(19)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,002,139 shares at December 31, 2014 and 10,001,717 at December 31, 2013	10,002	10,002
Additional paid-in capital	51,441	51,098
Retained earnings	60,568	53,966
Accumulated other comprehensive income (loss)	(495)	(5,188)
Treasury shares at cost, 336,745 shares at December 31, 2014 and 328,194 shares at December 31, 2013	(6,177)	(6,092)
Total Shareholders’ Equity	115,339	111,456
Total Liabilities and Shareholders’ Equity	$1,236,627	$1,230,257
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$36,319	$36,409	$39,794
Securities:
Taxable securities	4,415	4,051	4,962
Tax-exempt securities	1,235	1,191	1,157
Federal funds sold and short-term investments	34	28	35
Total interest income	42,003	41,679	45,948
Interest Expense
Deposits	4,159	4,838	5,944
Federal Home Loan Bank advances	627	628	865
Short-term borrowings	86	7	1
Junior subordinated debentures	680	683	699
Total interest expense	5,552	6,156	7,509
Net Interest Income	36,451	35,523	38,439
Provision for Loan Losses (Note 7)	3,113	4,375	7,242
Net interest income after provision for loan losses	33,338	31,148	31,197
Noninterest Income
Investment and trust services	1,685	1,555	1,563
Deposit service charges	3,309	3,509	3,811
Other service charges and fees	3,014	3,279	3,082
Income from bank owned life insurance	888	752	742
Other income	393	521	877
Total fees and other income	9,289	9,616	10,075
Securities gains (loss), net (Note 5)	(5)	178	189
Gains on sale of loans	3,612	2,324	1,575
Gain (loss) on sale of other assets, net	19	8	(92)
Total noninterest income	12,915	12,126	11,747
Noninterest Expense
Salaries and employee benefits (Notes 17,18 & 19)	18,800	18,058	16,768
Furniture and equipment	4,715	4,234	4,782
Net occupancy (Note 8)	2,339	2,310	2,207
Professional fees	2,563	1,870	2,034
Marketing and public relations	1,425	1,216	1,231
Supplies, postage and freight	946	1,045	1,091
Telecommunications	640	669	731
Ohio Financial Institutions Tax	800	1,213	1,232
Intangible asset amortization	136	137	137
FDIC assessments	979	1,039	1,304
Other real estate owned	110	382	570
Loan and collection expense	1,399	1,427	1,150
Other expense	1,530	1,587	1,666
Total noninterest expense	36,382	35,187	34,903
Income before income tax expense	9,871	8,087	8,041
Income tax expense (Note 13)	2,654	1,926	1,934
Net Income	$7,217	$6,161	$6,107
Less: Net income allocated to participating shareholders	29	55	83
Dividends and accretion on preferred stock	35	646	1,266
Net income allocated to common shareholders	$7,153	$5,460	$4,758
Net income used in diluted EPS calculation	$7,153	$5,460	$4,758

Weighted average number of common shares outstanding - basic	9,623,772	8,953,815	7,790,410
Weighted average number of common shares outstanding - diluted	9,656,774	8,966,088	7,790,671

Net Income Per Common Share (Note 2)
Basic	$0.74	$0.61	$0.61
Diluted	$0.74	$0.61	$0.61
Dividend per common share	$0.06	$0.04	$0.04
See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
for years ended December 31, 2014, 2013 and 2012

	2014	2013	2013
	(Dollars in thousands)
Net income	$7,217	$6,161	$6,107
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of taxes during the period	(212)	759	(237)
Changes in unrealized securities' holding gain (loss), net of taxes	4,902	(7,070)	(598)
Reclassification adjustments for securities' gains realized in net income, net of taxes	3	(117)	(126)
Other comprehensive (loss)	$4,693	$(6,428)	$(961)

Comprehensive income (loss)	$11,910	$(267)	$5,146
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					6,107			6,107
Other comprehensive loss, net of tax:						(961)		(961)
Share-based compensation				311				311
Restricted shares granted (62,105 shares)			63	(63)				—
Repurchase of warrants		(146)		(714)				(860)
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock (6,343 shares)	(6,322)				163			(6,159)
Preferred dividends and accretion of discount	15				(1,266)			(1,251)
Common dividends declared, $.04 per share					(317)	—		(317)
Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					6,161			6,161
Other comprehensive loss, net of tax:						(6,428)		(6,428)
Share-based compensation				271				271
Issuance of common stock (1,726,669 shares)			1,726	11,689				13,415
Restricted shares granted (62,105 shares)			3	(3)				—
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock (11,191 shares)	(11,155)				43			(11,112)
Preferred dividends and accretion of discount	10				(646)			(636)
Common dividends declared, $.04 per share	—	—	—	—	(359)	—	—	(359)
Balance, December 31, 2013	$7,670	$—	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
Net Income					7,217			7,217
Other comprehensive income, net of tax:						4,693		4,693
Share-based compensation				343				343
Purchase of treasury stock (8,551)							(85)	(85)
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock (7,689 shares)	(7,689)							(7,689)
Preferred dividends and accretion of discount	19				(35)			(16)
Common dividends declared, $.06 per share					(580)			(580)
Balance, December 31, 2014	$—	$—	$10,002	$51,441	$60,568	$(495)	$(6,177)	$115,339
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating Activities
Net income	$7,217	$6,161	$6,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,113	4,375	7,242
Depreciation and amortization	847	1,014	1,147
Amortization of premiums and discounts	1,766	2,237	2,738
Amortization of intangibles	136	137	137
Amortization of loan servicing rights	364	206	304
Amortization of deferred loan fees	(136)	(54)	(294)
Federal deferred income tax expense (benefit)	(302)	856	372
Securities (gains) losses, net	5	(178)	(189)
Share-based compensation expense	343	271	310
Income from cash surrender value of bank-owned life insurance policies	(888)	(751)	(743)
Loans originated for sale	(116,550)	(106,524)	(90,475)
Proceeds from sales of loan originations	114,162	111,998	87,864
Net gain from loan sales	(3,612)	(2,324)	(1,575)
Net loss (gain) on sale of other assets	(19)	(8)	92
Net decrease (increase) in accrued interest receivable and other assets	(343)	654	(243)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(765)	1,861	295
Net cash provided by operating activities	5,338	19,931	13,089
Investing Activities
Proceeds from sales of available-for-sale securities	2,327	2,272	25,462
Proceeds from maturities of available-for-sale securities	44,766	65,022	122,244
Purchase of available-for-sale securities	(42,880)	(92,610)	(129,101)
Net increase in loans made to customers	(31,908)	(24,586)	(46,676)
Proceeds from the sale of other real estate owned	939	1,172	1,070
Proceeds from BOLI death benefits	493	—	—
Purchase of bank premises and equipment	(1,820)	(508)	(900)
Proceeds from sale of bank premises and equipment	—	22	—
Net cash provided by (used in) investing activities	(28,083)	(49,216)	(27,901)
Financing Activities
Net increase in demand and other noninterest-bearing	9,515	9,067	13,181
Net increase in savings, money market and interest-bearing demand	42,493	16,491	17,310
Net increase (decrease) in certificates of deposit	(62,672)	20,439	(21,979)
Net increase in short-term borrowings	6,035	3,461	888
Proceeds from Federal Home Loan Bank advances	15,400	—	57,500
Payment of Federal Home Loan Bank advances	(8,000)	(14)	(52,472)
Deferred payment of FHLB prepayment penalty	214	214	(1,017)
Cash in lieu - exchange on Preferred Shares	—	—	—
Repurchase of warrants	—	—	(860)
Net proceeds from issuance of common stock	—	3,682	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(7,689)	(1,467)	(6,159)
Purchase of treasury shares	(85)	—	—
Dividends paid on common and preferred	(596)	(975)	(1,568)
Net cash (used in) provided by financing activities	(5,385)	50,898	4,824
Net increase (decrease) in cash and cash equivalents	(28,130)	21,613	(9,988)
Cash and cash equivalents, January 1	52,272	30,659	40,647
Cash and cash equivalents, December 31	$24,142	$52,272	$30,659
Supplemental cash flow information
Interest paid	$5,745	$6,249	$7,745
Income taxes paid	1,990	2,325	2,006
Transfer of loans to other real estate owned	1,116	633	1,173
Exchange of Preferred shares for Common Shares	—	9,701	—
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

(1)    Summary of Significant Accounting Policies
Agreement and Plan of Merger
On December 15, 2014, LNB Bancorp, Inc. (the “Corporation” or “LNB Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Northwest Bancshares, Inc. (“Northwest Bancshares”) and the Corporation. Pursuant to the Merger Agreement, the Corporation will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. Immediately thereafter, The Lorain National Bank (the “Bank”), a wholly owned subsidiary of the Corporation, will merge with and into Northwest Bank, a wholly owned subsidiary of Northwest Bancshares, with Northwest Bank as the surviving entity.
Under the terms of the Merger Agreement, 50% of the Corporation’s common shares will be converted into Northwest Bancshares common stock and the remaining 50% will be exchanged for cash. The Corporation’s shareholders will have the option to elect to receive either 1.461 shares of Northwest Bancshares’ common stock or $18.70 in cash for each Corporation common share, subject to proration to ensure that, in the aggregate, 50% of the Corporation’s common shares will be converted into Northwest Bancshares stock. The Merger Agreement also provides that all options to purchase the Corporation’s stock which are outstanding and unexercised immediately prior to the closing shall be settled in cash based on a value of $18.70 less the applicable exercise price of the option, to the extent the difference is positive. Due to the Merger Agreement the Corporation incurred merger related expenses of $752 or $567 after tax.
The transaction has been approved by the Boards of Directors of the Corporation and Northwest Bancshares. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the Corporation’s shareholders.
Basis of Presentation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. The consolidated financial statements also include the accounts of North Coast Community Development Corporation which is a wholly-owned subsidiary of the Bank. The Bank's wholly-owned subsidiary, North Coast Community Development Corporation, offers commercial loans with preferred interest rates on projects that meet the standards for the federal government's New Markets Tax Credit Program. All intercompany transactions and balances have been eliminated in consolidation.
Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.
Use of Estimates
LNB Bancorp, Inc. prepares its financial statements in conformity with U.S. generally accepted accounting principles (GAAP), which requires the Corporation’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.
Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, Cuyahoga, Summit, and Franklin counties of Ohio. This market provides the source for substantially all of the Bank’s deposit and loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
Statement of Cash Flows
Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2014 and December 31, 2013, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2014 and December 31, 2013, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.
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
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the entity does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income, net of tax.
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
Mortgage banking
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Corporation enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on sales of loans.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans held for sale are generally sold with servicing rights retained. The carrying value of loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold.

Indirect Lending
The Corporation’s indirect auto lending program originates new and used automobile loans to highly-qualified borrowers, generated through a network of automobile dealers located in Ohio, Pennsylvania, Kentucky, Georgia, Tennessee, Indiana and North Carolina. In addition to generating interest and fee income, the Corporation sells certain loans generated through this program as a means to manage the Bank’s balance sheet as well as maintain and build relationships with a network of investors that purchase the indirect auto loans from the Corporation. The indirect loans that are held for sale are carried at lower of aggregate cost or fair value and are typically sold to investors for a premium. The Corporation sells the indirect auto loans on terms that are determined on a deal by deal basis, with servicing retained by the Corporation.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Loans acquired through business combinations are valued at fair market value on or near the date of acquisition. The difference between the principal amount outstanding and the fair market valuation is amortized over the aggregate average life of each class of loan. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Direct loan origination fees and costs are deferred and amortized as an adjustment to interest income over the contractual life of the loan, using the interest method.
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
A loan is impaired when based on current information and events it is probable the Corporation will be unable to collect the scheduled payment of principal and interest when due under the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard or worse. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, using either the present value of estimated future cash flows discounted at the loans effective interest rate, the loan's observable market value or at the fair value of collateral if repayment is expected solely from the collateral.
A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below:
Commercial real estate (“CRE”) loans consist of nonfarm, nonresidential loans secured by owner-occupied and nonowner occupied commercial real estate as well as commercial construction loans. The Corporation includes in CRE construction loans as both commercial construction loans and residential construction loans where the loan proceeds are used exclusively for the improvement of real estate as to which a mortgage is held. These types of loans may be in the form of a permanent loan or short-term construction loan, depending on the needs of the individual borrower. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the

Corporation may be required to advance funds beyond the amount originally committed to permit completion of the project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. The Corporation attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. The Corporation's lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate.
Commercial loans consist of commercial and industrial loans for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other businesses. Commercial and industrial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other assets excluding real estate and generally made to finance capital expenditures or expand operations. The Corporation’s risk exposure is related to the borrower's operating leverage and the deterioration in the value of collateral securing the loan should a foreclosure process be deemed necessary. Generally, assets used or produced in business do not maintain their value in a foreclosure proceeding, which may require the Corporation to write-down the value of the collateral in order to dispose of the property.
Residential real estate loans consist of loans to individuals for the purchase of 1-4 family primary residence with repayment primarily through wage or other income sources of the individual borrower. The Corporation defines residential real estate loans as first mortgages on owner occupied and nonowner occupied loans for purchase of 1-4 family primary residences. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan. The Corporation's credit and loss exposure is dependent upon the local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.
Home equity loans consist of loans and lines of credit to in which the borrower uses the equity of their home as collateral. The Corporation defines home equity loans as both home equity loans and home equity line of credits (HELOC). Home equity loans is generally used to finance major expenses such as home repairs, medical bills, or college education. A home equity loan creates a lien against the borrower's house and reduces actual home equity. Risk factors included in this loan segment include the borrower’s income and debt levels, their credit score, and credit history, the loan size, collateral value, lien position, and property type and location.
Indirect loans at the Corporation consists of consumer loans for purchase of autos, boats, recreational vehicles and motorcycles through a third party, typically a reputable dealer of these consumer goods. The Corporation primarily funds consumer purchases of automobiles. The Corporation uses auto lending program that originates new and used automobile loans to highly-qualified borrowers, generated through a network of automobile dealers located in Ohio, Pennsylvania, Kentucky, Georgia, Tennessee, Indiana and North Carolina. The Corporation requires the dealers adhere to a credit metrics to ensure that loans originated through the dealer meet the bank’s underwriting criteria before origination or purchase. The credit and underwriting decisions are made by the Corporation and a monitoring program is outlined with performance parameters for each dealer.
Consumer loans consists of direct consumer loans, primarily installment loans and overdraft lines of credit to customers in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s financial stability, and thus are more likely to be affected by adverse personal circumstances.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management deems that the available information confirms that a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Nonaccrual commercial and commercial real estate loans over are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Corporation determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Corporation incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.
The general component covers loans that are collectively evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are not individually identified for impairment evaluation, such as commercial loans below the individual evaluation threshold, as well as those loans that are individually evaluated but are not considered impaired. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration. Due to the added risks associated with loans which are graded as special mention or substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience.
Small Business Administration Lending
The Corporation is approved to originate loans under the Small Business Administration (SBA) which are sometimes sold in the secondary market. The SBA’s program affords the Corporation a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding. The Corporation retains the unguaranteed portion of these loans and sells the guaranteed portion of these loans. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. In general, the SBA guarantees 75% up to 85% of the loan amount depending on loan size. The Corporation continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The servicing spread is 1% on the majority of loans. In calculating gain on the sale of SBA loans, the Corporation performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Corporation's assumptions are validated by reference to external market information.
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
Servicing fee income, which is reported on the income statement as other service charges and fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Servicing fees totaled $312, $444 and $272 for the years ended December 31, 2014, 2013 and 2012, respectively. Late fees and ancillary fees related to loan servicing are not material.
Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 5 to 7 years. Upon the sale or other disposition of assets, the cost and related accumulated depreciation are retired and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Software costs related to externally developed systems are capitalized at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful life.
Fair Value Measurement
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
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
To simplify the process of testing goodwill for impairment for both public and nonpublic entities, on September 15, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. Prior to the update, entities were required to test goodwill for impairment on at least an annual basis. Goodwill is the only intangible asset with an indefinite life on the Corporation's balance sheet.
Other Real Estate Owned
Other real estate owned (OREO) is comprised of property acquired through or instead of a loan foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs, establishing a new cost basis. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs.
Transfer of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Bank Owned Life Insurance
Bank owned life insurance policies are stated at the current cash surrender value of the policy, or the policy death proceeds less any obligation to provide a death benefit to an insured's beneficiaries if that value is less than the cash surrender value. Increases in the asset value are recorded as earnings in other income.

Split-Dollar Life Insurance
The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to postretirement periods. Based on the present value of expected future cash flows, the liability is recognized based on the substantive agreement with the employee. As of December 31, 2014 and December 31, 2013, the Corporation's liability associated with the life insurance policies was $831 and $807, respectively.
Share-Based Compensation
The Corporation’s stock based compensation plans are described in detail in Note 18 (Share-Based Compensation). Compensation expense is recognized for stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards.
Compensation cost is recognized over the required service period, generally defined as the vesting period for stock awards. Certain of the Corporation’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.
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
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Corporation's pension plan, which are also recognized as separate components of shareholders’ equity. Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $1,013 and unrealized losses of $3,892 at December 31, 2014 and 2013, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,508 and $1,296 at December 31, 2014 and 2013, respectively, are included in accumulated other comprehensive income.

Earnings per Common Share
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements
Retirement Plans
Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Recent Financial Accounting Pronouncements
On January 17, 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The ASU addresses the timing of the transfer of property to other real estate (ORE) of the collateral securing a consumer mortgage loan. The standard clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In other words, an asset would be transferred to ORE only when the lender has obtained legal title or when a deed in lieu of foreclosure (or other legal agreement) has been completed. In addition, the standard requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements.
FASB ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure—a consensus of the FASB Emerging Issues Task Force. The objective of this update is to reduce diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU is effective for interim and annual periods beginning after December 15, 2014. The amendments can be adopted using either a prospective transition method or a modified retrospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.
FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements but requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of this ASU also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. Note 23 contains additional information regarding reclassifications out of AOCI and into net income.

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

	2014	2013	2012
Basic EPS	(Dollars in thousands, except per share data)
Net income	$7,217	$6,161	$6,107
Less:
Preferred stock dividend and accretion	35	646	1,266
Income allocated to participating securities	29	55	83
Net income allocated to common shareholders	$7,153	$5,460	$4,758

Average common shares outstanding	9,665,928	9,050,901	7,939,433
Less: participating shares included in average common shares outstanding	42,156	97,086	149,023
Average common shares outstanding used in basic EPS	9,623,772	8,953,815	7,790,410
Basic net income per common share	$0.74	$0.61	$0.61

Diluted EPS:
Net Income allocated to common shareholders	$7,153	$5,460	$4,758

Average common shares outstanding	9,623,772	8,953,815	7,790,410
Add: Common Stock equivalents:
Stock Options	33,002	12,273	261
Weighted average common stock equivalent shares outstanding	9,656,774	8,966,088	7,790,671
Diluted net income per common share	$0.74	$0.61	$0.61

Stock options totaling 179,334, 224,000 and 229,500 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2014, 2013 and 2012, respectively, because they were considered antidilutive.

(3)    Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,607 on December 31, 2014 and $271 on December 31, 2013.

(4)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from the acquisition of Morgan Bancorp, Inc. completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. The Corporation evaluates goodwill impairment annually as of November 30th of each year. For 2014 the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) nonperforming loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2014 and December 31, 2013.
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
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	At December 31,
	2014	2013
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	1,046	910
Carrying value of core deposit intangibles	$321	$457
Amortization expense for intangible assets was $136 for the year ended December 31, 2014. Amortization expense for intangible assets was $137 for the years ended December 31, 2013 and 2012. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2014. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in underlying deposits and market conditions.
Core Deposits Intangibles

(Dollars in thousands)
2015	$136
2016	136
2017	49

(5)    Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2014 and 2013 follows:

	At December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$61,333	$63	$(634)	$60,762
Mortgage-backed securities: residential	92,456	1,243	(479)	93,220
Residential collateralized mortgage obligations	28,617	138	(220)	28,535
State and political subdivisions	33,629	1,557	(131)	35,055
Total Securities	$216,035	$3,001	$(1,464)	$217,572

	At December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$71,851	$—	$(6,463)	$65,388
Mortgage-backed securities: residential	94,313	1,362	(1,245)	94,430
Residential collateralized mortgage obligations	18,650	255	(250)	18,655
State and political subdivisions	32,521	1,137	(693)	32,965
Preferred securities	4,684	—	—	4,684
Total Securities	$222,019	$2,754	$(8,651)	$216,122
U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage-backed securities.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2014 is provided in the following table. Mortgage-backed securities are not due at a single maturity date and are therefore shown separately.

	At December 31, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$23,513	$23,375
Due from one year to five years	37,745	38,468
Due from five years to ten years	28,109	28,138
Due after ten years	5,595	5,836
Mortgage-backed securities and collateralized mortgage obligations	121,073	121,755
	$216,035	$217,572
The following table shows the proceeds from sales of available-for-sale securities for each of the three years ended December 31. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Gross realized gains	$—	$178	$189
Gross realized losses	(5)	—	—
Net Securities Gains	$(5)	$178	$189
Proceeds from the sale of available for sale securities	$2,327	$2,272	$25,462
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date. The tax benefit and provision related to these net realized gains and losses was $2, $61, and $64, respectively.
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $177,060 and $154,479 at December 31, 2014 and 2013, respectively.
The following is a summary of securities that had unrealized losses at December 31, 2014 and 2013. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At December 31, 2014, the Corporation held 38 securities with unrealized losses totaling $1,464. At December 31, 2013 there were 53 securities with unrealized losses totaling $8,651. Securities may be valued at less than amortized cost if the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The issuers continues to make timely principal and interest payments on the investment securities.

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$—	$—	$43,865	$(634)	$43,865	$(634)
Mortgage-backed securities: residential	9,472	(30)	26,493	(449)	35,965	(479)
Residential collateralized mortgage obligations	18,414	(81)	3,899	(139)	22,313	(220)
State and political subdivisions	1,377	(8)	4,095	(123)	5,472	(131)
Total	$29,263	$(119)	$78,352	$(1,345)	$107,615	$(1,464)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$65,388	$(6,463)	$—	$—	$65,388	$(6,463)
Mortgage-backed securities: residential	28,603	(566)	31,051	(679)	59,654	(1,245)
Residential collateralized mortgage obligations	5,079	(59)	4,411	(191)	9,490	(250)
State and political subdivisions	9,188	(602)	447	(91)	9,635	(693)
Total	$108,258	$(7,690)	$35,909	$(961)	$144,167	$(8,651)
At year-end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

On a quarterly basis, the Corporation performs a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if other-than-temporary impairment ("OTTI") exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. For debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the individual security. If the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. If a credit loss is present, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income, net of taxes.
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
Management does not believe that the investment securities that were in an unrealized loss position as of December 31, 2014 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

(6)    Transactions with Related Parties
The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. A comparison of loans outstanding to related parties follows:

	At December 31,
	2014	2013
	(Dollars in thousands)
Amount at beginning of year	$16,380	$16,255
New loans	16,594	2,399
Repayments	(6,676)	(2,512)
Changes in directors and officers and /or affiliations, net	(1,998)	238
Amount at end of year	$24,300	$16,380
The Corporation, through its subsidiary Bank, maintains deposit accounts for officers, directors and their affiliates. The balances of deposit accounts for related parties were $9,094 and $10,589, respectively at December 31, 2014 and 2013.

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

Activity in the allowance for loan losses by loan segment for 2014, 2013 and 2012 is summarized as follows:

Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(1,407)	(35)	(340)	(1,382)	(399)	(261)	(3,824)
Recoveries	261	33	7	76	214	31	622
Provision charged to expense	(530)	379	1,049	952	1,051	212	3,113
Balance, end of year	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$742	$51	$223	$—	$—	$—	$1,016
Collectively evaluated for impairment	7,704	823	1,904	3,130	2,459	380	16,400
Total ending allowance balance	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Loans:
Individually evaluated for impairment	$13,828	$201	$1,688	$711	$127	$63	$16,618
Collectively evaluated for impairment	411,564	77,324	69,808	125,218	216,072	13,421	913,407
Total ending loans balance	$425,392	$77,525	$71,496	$125,929	$216,199	$13,484	$930,025

Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(2,325)	(121)	(754)	(1,775)	(678)	(366)	(6,019)
Recoveries	697	8	350	66	335	56	1,512
Provision charged to expense	364	(225)	256	2,836	706	438	4,375
Balance, end of year	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$865	$73	$—	$—	$—	$—	$938
Collectively evaluated for impairment	9,257	424	1,411	3,484	1,593	398	16,567
Total ending allowance balance	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Loans:
Individually evaluated for impairment	$17,842	$472	$1,731	$1,111	$195	$160	$21,511
Collectively evaluated for impairment	383,749	88,174	64,776	121,965	206,128	15,996	880,788
Total ending loans balance	$401,591	$88,646	$66,507	$123,076	$206,323	$16,156	$902,299

Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(3,199)	(213)	(1,430)	(1,372)	(963)	(401)	(7,578)
Recoveries	388	45	96	35	288	58	910
Provision charged to expense	3,483	(406)	1,562	1,405	1,014	184	7,242
Balance, end of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,449	$209	$15	$—	$—	$—	$1,673
Collectively evaluated for impairment	9,937	626	1,544	2,357	1,230	270	15,964
Total ending allowance balance	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Loans:
Individually evaluated for impairment	$23,321	$597	$1,790	$398	$—	$61	$26,167
Collectively evaluated for impairment	390,684	68,108	63,193	122,432	199,924	12,040	856,381
Total ending loans balance	$414,005	$68,705	$64,983	$122,830	$199,924	$12,101	$882,548

Delinquencies
Age Analysis of Past Due Loans as of December 31, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,026	$5	$5,857	$8,888	$416,504	$425,392	$—
Commercial	10	94	97	201	77,324	77,525	—
Residential real estate	431	37	1,481	1,949	69,547	71,496	—
Home equity loans	530	315	1,242	2,087	123,842	125,929	—
Indirect	287	92	130	509	215,690	216,199	—
Consumer	235	22	248	505	12,979	13,484	—
Total	$4,519	$565	$9,055	$14,139	$915,886	$930,025	$—
Age Analysis of Past Due Loans as of December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$525	$4	$7,401	$7,930	$393,661	$401,591	$—
Commercial	—	18	219	237	88,409	88,646	—
Residential real estate	347	960	2,252	3,559	62,948	66,507	158
Home equity loans	932	707	1,078	2,717	120,359	123,076	43
Indirect	332	30	23	385	205,938	206,323	—
Consumer	183	25	191	399	15,757	16,156	—
Total	$2,319	$1,744	$11,164	$15,227	$887,072	$902,299	$201

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

Impaired loans for the Period Ended December 31, 2014, 2013 and 2012 are as follows:

			Twelve Months Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$11,578	$16,320	$—	$12,650
Commercial	74	391	—	445
Residential real estate	1,316	1,457	—	1,241
Home equity loans	711	1,408	—	874
Indirect	127	235	—	158
Consumer	63	63	—	64
With allowance recorded:
Commercial real estate	2,250	2,256	742	2,903
Commercial	127	127	51	169
Residential real estate	372	372	223	148
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$16,618	$22,629	$1,016	$18,652

			Twelve Months Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,530	$20,438	$—	$16,705
Commercial	214	267	—	186
Residential real estate	1,731	1,940	—	1,832
Home equity loans	1,111	1,623	—	847
Indirect	195	268	—	178
Consumer	160	204	—	111
With allowance recorded:
Commercial real estate	2,312	2,319	865	4,374
Commercial	258	258	73	346
Residential real estate	—	—	—	—
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$21,511	$27,317	$938	$24,579

			Twelve Months Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,378	$20,086	$—	$9,945
Commercial	138	138	—	207
Residential real estate	1,610	1,686	—	1,187
Home equity loans	398	398	—	100
Indirect	—	—	—	—
Consumer	61	61	—	15
With allowance recorded:
Commercial real estate	7,942	9,876	1,449	16,571
Commercial	459	459	209	251
Residential real estate	181	1,452	15	106
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$26,167	$34,156	$1,673	$28,382
*impaired loans shown in the tables above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality of these items.
Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation allocated no reserves for the TDR loans at December 31, 2014.
The following table summarizes the loans that were modified as a TDR during the period ended December 31, 2014 and 2013.

At December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Commercial real estate	2	$265	$172
Residential real estate	1	$160	$160

The troubled debt restructurings described above did not increase the allowance for loan losses as of December 31, 2014.
There were no loans modified in a TDR during 2014 that subsequently defaulted (i.e., 90 days or more past due following a modification).

At December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Commercial real estate	3	$93	$93
Residential real estate	3	$236	$236
Home equity loans	15	$774	$774
Indirect Loans	25	$195	$195
Consumer Loans	3	$34	$34

At December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Commercial real estate	7	$5,595	$5,114
Residential real estate	11	$1,167	$1,167
Home equity loans	8	$398	$398
Consumer Loans	1	$61	$61
The troubled debt restructurings described above had had no reserves allocated for TDR loans ending December 31, 2013. The Corporation had allocated reserves of $392 for TDR loans at December 31, 2012.
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
At December 31, 2014 the Corporation had approximately $632 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Nonaccrual Loans
Nonaccrual loan balances at December 31, 2014 and December 31, 2013 are as follows:

Loans On Non-Accrual Status	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$7,884	$11,241
Commercial	189	289
Residential real estate	3,803	5,231
Home equity loans	3,900	4,464
Indirect	475	443
Consumer	327	318
Total Nonaccrual Loans	$16,578	$21,986
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for December 31, 2014 and December 31, 2013:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of December 31, 2014 and December 31, 2013:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	December 31, 2014
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$66	$—	$—	$—	$—	$66
Grade 2 — Modest	600	4,521	—	—	—	—	5,121
Grade 3 — Better than average	8,576	117	—	—	—	—	8,693
Grade 4 — Average	301,225	60,074	3,249	—	—	—	364,548
Grade 5 — Acceptable	94,536	8,395	2,007	—	—	—	104,938
Total Pass Credits	404,937	73,173	5,256	—	—	—	483,366
Grade 6 — Special mention	2,365	4,163	26	—	—	—	6,554
Grade 7 — Substandard	18,090	189	1,067	—	—	—	19,346
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	425,392	77,525	6,349	—	—	—	509,266
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	63,643	123,842	215,690	12,979	416,154
30-59 days past due loans not internally risk graded	—	—	230	530	287	235	1,282
60-89 days past due loans not internally risk graded	—	—	37	315	92	22	466
90+ days past due loans not internally risk graded	—	—	1,237	1,242	130	248	2,857
Total loans not internally credit risk graded	—	—	65,147	125,929	216,199	13,484	420,759
Total loans internally and not internally credit risk graded	$425,392	$77,525	$71,496	$125,929	$216,199	$13,484	$930,025

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

(8)    Bank Premises, Equipment and Leases
Bank premises and equipment are summarized as follows:

	At December 31
	2014	2013
	(Dollars in thousands)
Land	$2,452	$2,452
Buildings	12,478	11,422
Equipment	15,527	14,990
Purchased software	4,693	4,739
Leasehold improvements	1,264	1,088
Total cost	$36,414	$34,691
Less: accumulated depreciation and amortization	27,241	26,493
Net bank premises and equipment	$9,173	$8,198

Depreciation of Bank premises and equipment charged to noninterest expense amounted to $730 in 2014, $845 in 2013 and $887 in 2012. Amortization of purchased software charged to noninterest expense amounted to $147 in 2014, $169 in 2013 and $260 in 2012.
The Bank is obligated under various non-cancelable operating leases on certain Bank premises and equipment. Minimum future payments under non-cancelable operating leases at December 31, 2014 are as follows:

Amount
(Dollars in thousands)
2015	$915
2016	752
2017	500
2018	477
2019	244
2020 and thereafter	462
Total	$3,350
Rentals paid under leases on Corporation premises and equipment amounted to $1,003 in 2014, $1,000 in 2013 and $1,040 in 2012.

(9)    Deposits
Deposit balances are summarized as follows:

	At December 31,
	2014	2013
	(Dollars in thousands)
Demand and other noninterest-bearing	$158,476	$148,961
Interest checking	171,312	164,662
Savings	128,383	125,582
Money market accounts	136,576	103,534
Consumer time deposits	337,670	382,137
Public time deposits	102,508	120,713
Total deposits	$1,034,925	$1,045,589
The aggregate amount of certificates of deposit that meet or exceed the FDIC Insurance limit in denominations of $250,000 or more amounted to $83,516 and $91,296 at December 31, 2014 and 2013, respectively.
The maturity distribution of time deposits as of December 31, 2014 follows:

December 31, 2014
(Dollars in thousands)
2015	$222,324
2016	148,619
2017	54,097
2018	10,130
2019	5,008
Total	$440,178

(10)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The credit available under the line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2014, the Bank had pledged approximately $93,282 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $46,641. No amounts were outstanding under the line of credit at December 31, 2014 or December 31, 2013. The Corporation has a $6,000 line of credit with an unaffiliated financial institution of which no amounts were outstanding as of December 31, 2014.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $1,940 at December 31, 2014 and $2,722 at December 31, 2013.
At December 31, 2014 and 2013, the outstanding balance of securities sold under repurchase agreements totaled $611 and $1,576, respectively. There was $10,000 in federal funds that were purchased as of December 31, 2014 and no amounts were outstanding as of 2013.
The following table presents the components of federal funds purchased, securities sold under agreements to repurchase and short-term borrowings:

	As of December 31,
	2014	2013
Federal funds purchased	$10,000	$—
Securities sold under agreements to repurchase	611	1,576
Line of credit with an unaffiliated financial institution	—	3,000
Total short-term borrowings	$10,611	$4,576
Selected financial statement information pertaining to short-term borrowings is as follows:

Short-term borrowings	As of December 31,
	2014	2013
Average balance during the year	$3,886	$1,803
Weighted-average annual interest rate during the year	0.59%	0.10%
Maximum month-end balance	$10,611	$4,576

(11)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $54,321 and $46,708 at December 31, 2014 and December 31, 2013 respectively. All advances were bullet maturities with no call features. At December 31, 2014, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $94,920 and $10,758, respectively. The maximum borrowing capacity of the Bank at December 31, 2014 was $64,724. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There was $20,000 outstanding under the CMA line of credit at December 31, 2014 and there were no amounts outstanding at December 31, 2013.
Maturities of FHLB advances outstanding at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$—	$1
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity March 2015 with fixed rate 0.24%	7,400	—
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(579)	(793)
Total FHLB advances	$54,321	$46,708

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
At December 31, 2014, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2015	$27,400	0.65%
2016	10,000	0.79
2017	15,000	0.96
2018	2,500	1.24
Thereafter	—	—
Total	$54,900	0.79%
Restructuring prepayment penalty	(579)
Total	$54,321

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
In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and those holders exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume weighted average price of $4.41 per share. The Corporation recorded a gain of $2,210 in connection with the exchange, which is included in the consolidated statements of income as “Gain on extinguishment of debt”. At December 31, 2014 the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2014 were 1.72% and 6.64% for Trust I and Trust II, respectively. At December 31, 2014 and December 31, 2013, accrued interest payable for Trust I was $6 and $6 and for Trust II was $22 and $22, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012, in the case of Trust I subordinated notes, and June 15, 2017, in the case of Trust II subordinated notes, and mature on June 15, 2037. In addition, the terms of the Corporation's outstanding trust preferred securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, if an event of default has occurred and is continuing under the applicable indenture or if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.

(13)    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income Taxes:
Federal current expense	$2,956	$1,070	$1,562
Federal deferred expense (benefit)	(302)	856	372
Total Income Tax expense	$2,654	$1,926	$1,934
The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income (loss) before taxes in 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Computed “expected” tax expense	$3,356	$2,750	$2,734
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(494)	(483)	(451)
Tax exempt earnings on bank owned life insurance	(258)	(212)	(210)
New markets tax credit	(23)	(59)	(208)
Other, net	73	(70)	69
Total Income Tax Expense	$2,654	$1,926	$1,934
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to identify the potential uncertain income tax positions. At December 31, 2014 and December 31, 2013, the Corporation had no unrecognized tax benefits recorded related to uncertain tax positions. The Corporation does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.
Net deferred federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred federal tax assets will be realized. At December 31, 2014 and 2013 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred federal tax assets and deferred federal tax liabilities are presented below. There were no amounts of interest and penalties recorded in the income statement for the years ended December 31, 2014, 2013 and 2012.

	At December 31
	2014	2013
	(Dollars in thousands)
Deferred federal tax assets:
Allowance for loan losses	$5,921	$5,952
Deferred compensation	550	729
Minimum pension liability	777	668
Equity based compensation	257	225
Deferred loan fees and costs	249	295
Non-accrual loan interest	1,104	884
Net unrealized loss on securities available for sale	—	2,005
Other deferred tax assets	225	252
Total deferred federal tax assets	9,083	11,010
Deferred federal tax liabilities:
Net unrealized gain on securities available for sale	(522)	—
FHLB stock dividends	(254)	(254)
Intangible asset amortization	(1,039)	(1,079)
Accretion	(112)	(250)
Deferred charges	(121)	(213)
FHLB restructure	(197)	(270)
Loan servicing rights	(619)	(435)
Prepaid pension	(832)	(901)
Other deferred tax liabilities	—	(105)
Total deferred federal tax liabilities	(3,696)	(3,507)
Net deferred federal tax assets	$5,387	$7,503
The Corporation’s income tax returns are subject to review and examination by the federal taxing authorities. The Corporation is no longer subject to examination by the federal taxing authority for years prior to 2011. Tax years 2011 and later remain open to examination by the federal taxing authority.

(14)    Shareholders’ Equity
Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 150,000 Series A Voting Preferred Shares, none of which have been issued. As of December 31, 2014 there were no Preferred Shares held and as of December 31, 2013 there were 7,689 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.
On December 12, 2008, the Corporation issued 25,223 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) to the U.S. Department of the Treasury (the "Treasury")in the TARP Capital Purchase Program for a purchase price of approximately $25,223. Holders of the shares of Series B Preferred Stock are entitled to receive if, as and when declared by the Corporation's Board of Directors or duly authorized committee of the Board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on liquidation preference of $1,000 per share of Series B Preferred Stock with respect to each dividend period. After February 15, 2014, holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $1,000 per Series B Preferred Stock. In connection with that issuance, the Corporation also issued a warrant to the Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).
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
Common Stock
The Corporation is authorized to issue up to 15,000,000 common shares. Common shares issued were 10,002,139 at December 31, 2014 and 10,001,717 at December 31, 2013. Common shares outstanding were 9,665,394 and 9,673,523 at December 31, 2014 and December 31, 2013, respectively.
Common Shares Repurchase Plan and Treasury Shares
On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding common shares of the Corporation, or approximately 332,000 shares. The repurchased shares are expected to be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2014 the Corporation held 336,745 common shares as treasury shares under this plan at a total cost of $6,177 compared to 328,194 at a total cost of $6,092 at December 31, 2013. During 2014, 8,551 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $85.
Shareholder Rights Plan
On October 25, 2010, the Board of Directors of the Corporation adopted a Shareholder Rights Plan which replaced the Corporation’s original rights plan, which was adopted October 24, 2000 and expired in October 2010. The rights plan is intended to discourage a potential acquirer from exceeding a prescribed ownership level in the Corporation, without prior approval of the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s common shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, potentially making an acquisition of the Corporation without prior Board approval expensive.
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
LNBB Direct Stock Purchase and Dividend Reinvestment Plan
The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for the Corporation’s common stock. The Corporation did not issue shares pursuant to the Plan in 2014.
Dividend Restrictions
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency (OCC). These restrictions generally limit dividends to the current and prior two years’ retained net profits. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. Dividends declared and paid in 2014 were not required to be approved by the OCC prior to declaration and payment. At December 31, 2014, the Bank could, without prior approval of the OCC, declare dividends of approximately $5,152.
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
At December 31, 2014 and 2013, the capital ratios for the Corporation and the Bank exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have arisen since that notification that have changed the Bank’s category. Analysis of the Corporation’s and the Bank’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$122,374	12.51%	$122,795	12.89%
Bank	119,772	12.26	116,064	12.19
Tier 1 capital (risk weighted)
Consolidated	110,086	11.26	110,815	11.63
Bank	107,498	11.00	104,090	10.93
Tier 1 capital (average assets)
Consolidated	110,086	9.10	110,815	9.22
Bank	107,498	8.88	104,090	8.66
Well Capitalized:
Total capital (risk weighted)
Consolidated	$97,790	10.00%	$95,290	10.00%
Bank	97,692	10.00	95,236	10.00
Tier 1 capital (risk weighted)
Consolidated	58,674	6.00	57,174	6.00
Bank	58,615	6.00	57,142	6.00
Tier 1 capital (average assets)
Consolidated	60,507	5.00	60,108	5.00
Bank	60,506	5.00	60,068	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$78,232	8.00%	$76,232	8.00%
Bank	78,153	8.00	76,189	8.00
Tier 1 capital (risk weighted)
Consolidated	39,116	4.00	38,116	4.00
Bank	39,077	4.00	38,094	4.00
Tier 1 capital (average assets)
Consolidated	48,406	4.00	48,086	4.00
Bank	48,405	4.00	48,054	4.00

(16)    Parent Company Financial Information
LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2014 and 2013, and the condensed statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2014	2013
	(Dollars in thousands)
Assets:
Cash	$1,831	$9,320
Investment in The Lorain National Bank	128,989	120,969
Other assets	947	531
Total Assets	$131,767	$130,820
Liabilities and Shareholders’ Equity
Junior subordinated debentures	$16,238	$16,238
Short Term borrowing	—	3,000
Other liabilities	190	126
Shareholders’ equity	115,339	111,456
Total Liabilities and Shareholders’ Equity	$131,767	$130,820

	Year ended December 31,
Condensed Statements of Income	2014	2013	2012
	(Dollars in thousands)
Income
Interest income	$—	$—	$—
Cash dividend from The Lorain National Bank	5,300	3,875	7,650
Other income	20	20	21
Total Income	5,320	3,895	7,671
Expenses
Interest expense	763	689	699
Other expenses	1,392	843	752
Total Expense	2,155	1,532	1,451
Income (loss) before income taxes and equity in undistributed net income of subsidiary	3,165	2,363	6,220
Income tax benefit	(726)	(514)	(486)
Equity in undistributed net income of subsidiary	3,326	3,284	(599)
Net Income	$7,217	$6,161	$6,107

Comprehensive income (loss)	$11,910	$(267)	$5,146

	Year ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
	(Dollars in thousands)
Net Income	$7,217	$6,161	$6,107
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(3,326)	(3,284)	599
Share-based compensation expense	343	271	311
Net change in other assets and liabilities	(353)	(61)	883
Net cash provided by operating activities	3,881	3,087	7,900
Cash Flows from Investing Activities:
Payments from The Lorain National Bank for subordinated debt instrument	—	—	—
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities:
Net change in purchased funds and other borrowings	(3,000)	3,000	—
Repurchase common stock Warrant	—	—	(860)
Net proceeds from issuance of common stock	—	3,644	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(7,689)	(1,467)	(6,159)
Purchase of treasury shares	(85)	—	—
Dividends paid	(596)	(945)	(1,568)
Net cash (used in) provided by financing activities	(11,370)	4,232	(8,587)
Net increase (decrease) in cash equivalents	(7,489)	7,319	(687)
Cash and cash equivalents at beginning of year	9,320	2,001	2,688
Cash and cash equivalents at end of year	$1,831	$9,320	$2,001

(17)    Retirement Pension Plans
The Corporation’s non-contributory defined benefit pension plan (the Plan) covers a portion of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Corporation’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs. Effective December 31, 2002, the benefits under the Pension Plan were frozen and no additional benefits have been accrued under the Pension Plan after December 31, 2002. There is no pension contribution expected in 2015.
The net pension costs charged to expense amounted to $203 in 2014, $198 in 2013 and $16 in 2012. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2014, 2013, and 2012.

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$5,051	$5,944	$5,641
Interest Cost	262	232	254
Actuarial gain (loss)	742	(279)	359
Benefits and settlements paid	(771)	(846)	(310)
Projected benefit obligation at the end of the year	$5,284	$5,051	$5,944
Change in plan assets
Fair value of plan assets at beginning of year	$5,736	$5,678	$5,251
Actual gain on plan assets	481	904	237
Employer contributions	—	—	500
Benefits and settlements paid	(771)	(846)	(310)
Fair value of plan assets at end of year	$5,446	$5,736	$5,678
Funded status (included in accrued liabilities or prepaid assets)	$161	$685	$(265)
Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2014	2013
	(Dollars in thousands)
Net actuarial loss (gain)	$2,286	$1,964
Prior service cost (credit)	—	—
	$2,286	$1,964
The accumulated benefit obligation was $5,284 and $5,051 at year-end 2014 and 2013.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net Periodic Pension Cost
Interest cost on projected benefit obligation	$(262)	$(232)	$(254)
Expected return on plan benefits	419	414	383
Amortization of loss	(161)	(227)	(145)
Net Periodic Pension Cost	$(4)	$(45)	$(16)
Settlements	(199)	(153)	—
Total Benefit Cost	$(203)	$(198)	$(16)
Pension liability adjustments recognized in other comprehensive income include:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Amortization of unrecognized actuarial gain	$(161)	$(227)	$(145)
Settlements and changes in net loss (gain), net	483	(923)	504
Pension liability adjustments recognized in comprehensive income (loss)	322	(1,150)	359
Tax effect	(109)	391	(122)
Net pension liability adjustments	$213	$(759)	$237
The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $157.
Weighted-average assumptions used to determine pension benefit obligations at year-end December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted average discount rate	4.02%	5.00%	4.00%
Rate of compensation increase	—%	—%	—%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted average discount rate	5.00%	4.00%	4.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	—%	—%	—%
The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.
Plan Assets
The Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2014, 2013 and 2012 by asset category are as follows:

	Plan Assets at December 31,
	2014	2013	2012
Asset Category:
Equity securities	62.7%	73.5%	70.1%
Debt securities	33.6%	25.0%	27.6%
Cash and cash equivalents	3.7%	1.5%	2.3%
Total	100.0%	100.0%	100.0%
The allocation of assets in the Bank’s Retirement Pension Plan is an important determinant of their investment performance. In general, the investment strategy for 2015 will concentrate on allocating funds traditionally with a 60% equity security position and a 40% debt security position. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in the future.
Fair Value of Plan Assets
The Corporation used the following valuation methods and assumptions to estimate the fair value of assets held by the plan: Equity securities and mutual funds: The fair values for equity securities and mutual funds are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).
Debt securities

Certain debt securities are valued at the closing price reported in the active market in which the bond is traded (Level 1 inputs). Other debt securities are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2 inputs) and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
The fair value of the plan assets at December 31, 2014, by asset class, is as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Class	Assets at Fair Value	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$199	$199	$—	$—
Equity securities	3,805	3,805	—	—
Corporate debt securities	1,442	—	1,442	—
Total defined benefit pension plan assets	$5,446	$4,004	$1,442	$—
The following estimated future benefit payments, which reflect no expected future service cost as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2015	$296
2016	285
2017	279
2018	288
2019	275
2020 and thereafter	1,191
Supplemental executive retirement plans
In 2013, the Corporation established a supplemental retirement plan (“SERP”) for the Chief Executive Officer. The Corporation has established and funded a Rabbi Trust to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Corporation to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Corporation's continuing liability to pay benefits from such assets except that the Corporation's liability shall be offset by actual benefit payments made from the trusts. The SERP is an unfunded benefit plan. The Corporation does not expect to make benefit payments or contributions in the next fiscal year. SERP expense was and $31 in 2014 and $712 in 2013.
The Corporation has not determined if any contributions will be made to the SERP in 2015; however, actual contributions are made at the discretion of the Corporation's Board of Directors.
Deferred Compensation Plan: A deferred compensation plan can be structured to cover certain directors and executive officers. Under the plan, the Corporation pays each participant, or their beneficiary, the amount of fees deferred plus interest over 15 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $86, $751 and $459 resulting in a deferred compensation liability of $1,618 and $1,552 as of year-end 2014 and 2013.

(18)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan (the "2006 Plan"), was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated May 2, 2012. Awards granted under the 2006 Plan as of December 31, 2014 were stock options granted in 2007, 2008, 2009, 2012, 2013 and 2014 and long-term restricted shares issued in 2010, 2011, and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
As of December 31, 2014 and 2013, there was $523 and $480, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 2.10 years as of December 31, 2014. The total fair value of shares vested during the year ended December 31, 2014 and 2013 was $240 and $305, respectively.
Stock Options
During 2014, the Corporation granted 117,000 stock options to certain employees under the 2006 Plan. All outstanding stock options were granted at an exercise price equal to the fair market value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $195, $60 and $14 for the years ended December 31, 2014, 2013 and 2012, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	December 31, 2014	December 31, 2013	December 31, 2012
Dividend Yield	2.22%	2.71%	3.38%
Expected stock price volatility	34.49%	35.58%	33.00%
Risk-free interest rate	2.07%	1.37%	1.27%
Expected term	6.50	6.50	6.50
The weighted-average fair value of options granted in 2014 was $3.24.
Options outstanding at December 31, 2014 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	6.91	25,833	$5.39
$9.07-$9.56	127,530	8.41	41,066	9.19
$11.03	109,500	9.39	—	—
$12.12	7,500	9.57	—	—
$14.47	78,000	3.10	78,000	14.47
$16.00-$16.50	32,500	1.96	32,500	16.04
$19.10	30,000	1.09	30,000	19.10
$19.17	30,000	0.09	30,000	19.17
Outstanding at end of period	452,530	6.12	237,399	$13.96
A summary of the status of stock options at December 31, 2014 and December 31, 2013 and changes during the year then ended is presented in the table below:

	2014		2013
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	337,696	$12.43	232,000	$14.50
Granted	117,000	11.10	137,363	9.18
Forfeited or expired	(1,500)	14.47	(31,667)	13.46
Exercised	(666)	9.56	—	—
Outstanding at end of period	452,530	12.09	337,696	12.43
Exercisable at end of period	237,399	$13.96	186,167	$15.56
There were 666 options exercised during the year ended December 31, 2014 and the total intrinsic value of options exercised was $3. The total intrinsic value of all options outstanding for the year ended December 31, 2014 was $2,752.
Restricted Shares
There were no long-term restricted stock issued in 2014. In 2013, the Corporation issued 10,000 shares of long-term restricted stock, and 7,500 shares of long-term restricted stock were forfeited due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $9.48 per share. In 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for December 31, 2014, 2013 and 2012 was $148, $201, and $296, respectively.
The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at December 31, 2014 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	83,355	$5.86
Granted	—	—
Vested	(44,803)	5.35
Forfeited or expired	—	—
Nonvested at December 31, 2014	38,552	$6.45
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS are fully vested. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. There was no expense recorded for SARS for the year ended December 31, 2014. Compensation expenses recorded for SARS were $10 for 2013 and $4 for 2012.

(19)    Benefit Plans
The Bank adopted The Lorain National Bank 401(k) Plan (the 401(k) Plan) effective January 1, 2001. The 401(k) Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares related to these plans were purchased out of Treasury during 2014, 2013 or 2012.
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

The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $525, $467, and $410, in 2014, 2013 and 2012, respectively.

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
The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the applicant. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The loan commitments are generally for variable rates of interest.
A summary of the contractual amount of commitments at December 31, 2014 and 2013 follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit	$104,982	$84,283
Home equity lines of credit	94,443	89,331
Standby letters of credit	8,132	8,448
Total	$207,557	$182,062
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and subsidiaries, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.
Interest Rate Swaps
In 2013 the Corporation implemented an interest rate program for commercial loan customers. The interest rate program, provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges, therefore, each swap is accounted for as a standalone derivative with changes in fair value recorded in other operating income and expense on the income statement. The Corporation had interest rate swaps associated with commercial loans with a notional value of $11,273 and fair value of $152 at December 31, 2014 and notional values of $11,646 and fair value of $222 at December 31, 2013. These interest swaps did not have material impact on the Corporation's results of operation or financial condition.

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
Limitations
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The estimated fair values of the Corporation’s financial instruments at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$24,142	$24,142	$24,142	$—	$—
Securities	217,572	217,572	—	217,572	—
Restricted stock	5,741	N/A	N/A	N/A	N/A
Portfolio loans, net	912,609	913,844	—	—	913,844
Loans held for sale	10,483	11,164	—	11,164	—
Accrued interest receivable	3,635	3,635	—	921	2,714
Financial liabilities
Deposits:
Demand, savings and money market	594,747	579,825	—	579,825	—
Certificates of deposit	440,178	441,786	—	441,786	—
Short-term borrowings	10,611	10,611	—	10,611	—
Federal Home Loan Bank advances	54,321	54,847	—	54,847	—
Junior subordinated debentures	16,238	22,452	—	22,452	—
Accrued interest payable	596	596	—	—	596

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest-bearing deposits in other banks	$52,272	$52,272	$52,272	$—	$—
Securities	216,122	216,122	—	211,438	4,684
Restricted stock	5,741	5,741	—	5,741	—
Portfolio loans, net	884,794	884,211	—	—	884,211
Loans held for sale	4,483	4,487	—	4,487	—
Accrued interest receivable	3,621	3,621	—	—	3,621
Financial liabilities
Deposits:
Demand, savings and money market	542,739	542,739	—	542,739	—
Certificates of deposit	502,850	504,381	—	504,381	—
Short-term borrowings	4,576	4,576	—	4,576	—
Federal Home Loan Bank advances	46,708	46,923	—	46,923	—
Junior subordinated debentures	16,238	16,778	—	16,778	—
Accrued interest payable	789	789	—	—	789
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

The Corporation used the following methods and significant assumptions to estimate fair value.
Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of December 31, 2014 and December 31, 2013, Cash and due from banks, Federal funds sold and interest bearing deposits in other banks were classified as Level 1.
Restricted stock: Federal Reserve Bank and Federal Home Loan Bank stock are classified as restricted investments, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost. Furthermore, the Corporation has determined that it is not practical to determine the fair value of Restricted stock due to restrictions placed on its transferability.
Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates then being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors, resulting in a Level 2 classification.
Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date, resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.
Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values, resulting in a Level 2 classification.
Other Borrowings: The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analysis based on the then current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.
The fair values of the Corporation’s Junior Subordinated Debentures are estimated using discounted cash flow analysis based on the then current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.
Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Fair value measurements of U.S. Government agencies and mortgage-backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Fair value of debt securities such as obligations of state and political may be determined by matrix pricing. Matrix pricing is a mathematical technique that is used to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities relationship to other benchmark quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments were $1,016 for 2014 and $938 for 2013 primarily due to updated credit reviews, which can include updated appraisals. This results in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired commercial loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on an annual basis for additional impairment and adjusted accordingly. See below for additional discussions of Level 3 valuation methodologies and significant inputs.
Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, a member of the Corporation reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Corporation compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Any adjustments made to collateral-dependent impaired loans and real estate owned properties were included in the charge-off to the allowance upon acquisition of the foreclosed property and or upon partial charge-off of the impaired loan. The most recent analysis of property appraisals including the appropriate discount rates are incorporated into the allowance methodology for the respective loan portfolio segments.
Loan Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts (Level 3), when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 3).
Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2014 and 2013. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$60,762	$—	$60,762	$—
Mortgage-backed securities: residential	93,220	—	93,220	—
Residential collateralized mortgage obligations	28,535	—	28,535	—
State and political subdivisions	35,055	—	35,055	—
Derivative interest rate swaps	152	—	152	—
Total	$217,724	$—	$217,724	$—

Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$65,388	$—	$65,388	$—
Mortgage-backed securities: residential	94,430	—	94,430	—
Residential collateralized mortgage obligations	18,655	—	18,655	—
Preferred securities	4,684	—	—	4,684
State and political subdivisions	32,965	—	32,965	—
Derivative interest rate swaps	222	—	222	—
Total	$216,344	$—	$211,660	$4,684

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
(Dollars in thousands)
Preferred securities
Balance at January 1, 2013	$4,684
Total Gains/(Losses)	—
Included in earnings - realized	—
Included in earnings - unrealized	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, other, net	(4,684)
Balance at December 31, 2014	$—

Balance at January 1, 2012	$—
Total Gains/(Losses)	—
Included in earnings - realized	—
Included in earnings - unrealized	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, other, net	4,684
Balance at December 31, 2013	$4,684
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2014 and 2013, such assets consist primarily of impaired loans and real estate owned property. The Corporation has estimated the fair values of these assets using Level 3 inputs.
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired Loans: Commercial Real Estate	$—	$—	$1,508	$1,508
Total assets at fair value on a nonrecurring basis	$—	$—	$1,508	$1,508

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired Loans: Commercial Real Estate	$—	$—	$1,449	$1,449
Other real estate	—	—	579	579
Total assets at fair value on a nonrecurring basis	$—	$—	$2,028	$2,028
Impaired loans: Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,249, with a valuation allowance of $742 at December 31, 2014. At December 31, 2013, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,312, with a valuation allowance of $865.
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

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$1,508	Sales comparison approach	Adjustment for differences between the comparable sales with a 10% to 20% cost to sell adjustment
Changes in Level 3 Fair Value Measurements
There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 during 2014.

(22)    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2014
Total interest income	$10,393	$10,612	$10,350	$10,648	$42,003
Total interest expense	1,432	1,376	1,374	1,370	5,552
Net Interest income	8,961	9,236	8,976	9,278	36,451
Provision for loan losses	900	893	720	600	3,113
Net interest income after provision for loan losses	8,061	8,343	8,256	8,678	33,338
Noninterest income	2,912	3,251	3,361	3,391	12,915
Noninterest expense	8,859	8,798	8,818	9,907	36,382
Income tax expense	508	773	713	660	2,654
Net Income	1,606	2,023	2,086	1,502	7,217
Preferred Stock Dividend and Accretion	35	—	—	—	35
Net income allocated to common shareholders	1,571	2,023	2,086	1,473	7,153
Basic earnings per common share	0.16	0.21	0.22	0.16	0.74
Diluted earnings per common share	0.16	0.21	0.22	0.15	0.74
Dividends declared per common share	0.01	0.01	0.01	0.03	0.06

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2013
Total interest income	$10,274	$10,576	$10,304	$10,525	$41,679
Total interest expense	1,570	1,567	1,529	1,490	6,156
Net Interest income	8,704	9,009	8,775	9,035	35,523
Provision for loan losses	1,350	1,050	950	1,025	4,375
Net interest income after provision for loan losses	7,354	7,959	7,825	8,010	31,148
Noninterest income	3,332	3,072	2,466	3,256	12,126
Noninterest expense	9,281	8,622	8,301	8,983	35,187
Income tax expense (benefit)	292	586	471	577	1,926
Net Income	1,113	1,823	1,519	1,706	6,161
Preferred Stock Dividend and Accretion	257	117	109	163	646
Net income allocated to common shareholders	856	1,706	1,410	1,488	5,460
Basic earnings per common share	0.10	0.18	0.15	0.18	0.61
Diluted earnings per common share	0.10	0.18	0.15	0.18	0.61
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

(23)    Changes and Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component of comprehensive income, net of taxes for years ended December 31, 2014, 2013 and 2012:

	December 31, 2014			December 31, 2013			December 31, 2012
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
(Dollars in thousands)
Balance at the beginning of the period	$(3,892)	$(1,296)	$(5,188)	$3,295	$(2,055)	$1,240	$4,019	$(1,818)	$2,201
Amounts recognized in other comprehensive income, net of taxes of $2,293, $3,227 and $430	4,902	(450)	4,452	(7,070)	508	(6,562)	(598)	(333)	(931)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $128, $60 and $65	3	238	241	(117)	251	134	(126)	96	(30)
Balance at the end of the period	$1,013	$(1,508)	$(495)	$(3,892)	$(1,296)	$(5,188)	$3,295	$(2,055)	$1,240
The following table presents current period reclassifications out of AOCI by component of comprehensive income for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	Income statement line item presentation
Realized gains (losses) on sale of securities	$(5)	$178	$189	Investment securities (losses) gains, net
Tax (expense) benefit (34%)	2	(61)	(63)	Income tax (expense) benefit
Reclassified amount, net of tax	$(3)	$117	$126

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	Income statement line item presentation
Actuarial gains/(losses)	$(360)	$(381)	$(145)	Salaries and employee benefits
Total	(360)	(381)	(145)
Tax benefit (34%)	122	130	49	Income tax expense
Reclassified amount, net of tax	$(238)	$(251)	$(96)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
1.    Disclosure Controls and Procedures
The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.'s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation's disclosure controls and procedures were effective as of December 31, 2014.
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
LNB Bancorp, Inc.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “2013 Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2014, the Corporation's internal control over financial reporting was effective.
LNB Bancorp, Inc.’s independent registered public accounting firm, Crowe Horwath LLP, audited the Corporation’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the Corporations’ internal control over financial reporting, which is included in this Annual Report on Form 10-K on pages 46.
3.    Changes in Internal Control over Financial Reporting
No change in the Corporation's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant
Executive Officers of the Registrant
The following individuals are the Corporation’s Executive Officers at the time of filing of this Annual Report on Form 10-K:

Name	Age	Principal Occupation For Past Five Years	Positions and Offices Held with LNB Bancorp, Inc.	Executive Officer Since
Daniel E. Klimas	56	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005

James H. Nicholson	52	Chief Financial Officer, LNB Bancorp, Inc., from July 2014 to present. Financial Advisor for F.N.B. Corporation in Hermitage, Pennsylvania from 2013 to 2014. Executive Vice President and Chief Financial Officer of PVF Capital Corp. in Solon, Ohio from 2009 to 2013. Regional President and Regional Operating Officer for Huntington National Bank from 2006 to 2009.	Senior Vice President, Chief Financial Officer and Principal Accounting Officer	2014

Michael W. Bickerton	55	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc., October 2013 to present. Executive Vice President, Credit & Risk Manager, Community Bank for KeyCorp from 2011 to 2013. Executive Vice President, Great Lakes Region Credit Executive for KeyCorp from 2006 to 2010. Executive Vice President, Credit Administration for KeyCorp from 2001 to 2006.	Senior Vice President and Chief Credit Officer	2013

Kevin W. Nelson	51	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Director of Indirect Lending, The Lorain National Bank, from May 2007 to present. Senior Vice President, Bank Sales and Loan Originations, Morgan Bank (a division of the Bank), from September 2006 to May 2007. President, Nelson Marketing Group, LLC, from November 2005 to September 2006.	Senior Vice President and Director of Indirect Lending	2009

Frank A. Soltis	62	Senior Vice President, LNB Bancorp, Inc., July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President and Chief Information Officer	2005

Mary E. Miles	56	Senior Vice President, LNB Bancorp, Inc., April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President and Director of Human Resources, Professional Development & Security	2005

Robert F. Heinrich	61	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Corporate Secretary, LNB Bancorp, Inc., from February 2008 to Present. Director of Risk Management, LNB Bancorp, Inc., from 2005 to present. Controller, LNB Bancorp, Inc., from January 2004 to March 2005. Auditor, LNB Bancorp, Inc., from May 2003 to January 2004.	Senior Vice President, Corporate Secretary and Director of Risk Management	2009

Peter R. Catanese	58	Senior Vice President and Marketing Director, LNB Bancorp, Inc., from September 2005 to present. Vice President, Charter One Bank, May 1998 to September 2005.	Senior Vice President and Director of Marketing	2011

Directors of the Corporation
Robert M. Campana, 55, has been a director since 1997 and his current term expires in 2016. Since January 2000, Mr. Campana has been the owner of Campana Development, a real estate development company.
The Board concluded that Mr. Campana should serve as a director of the Corporation primarily due to his extensive experience in managing businesses and his significant experience in and knowledge of real estate development in the Corporation's markets. Mr. Campana is the former president of P.C. Campana Inc., owns and operates Campana Development, a real estate development company, and has been recognized in his community for his entrepreneurial skills. In addition, Mr. Campana has significant experience with the Corporation, having served on the Board for eighteen years. This background enables Mr. Campana to provide valuable insights to the Board, particularly in evaluating the business conditions in markets in which the Corporation operates, as well as in setting corporate strategy and compensating the Corporation's management.
Frederick D. DiSanto, 52, has been a director since 2013 and his current term expires in 2017. Since 2006, Mr. DiSanto has served as the Chief Executive Officer of Ancora Advisors, LLC, a registered investment advisor. In addition to his role as Chief Executive Officer, Mr. DiSanto also became Chairman of Ancora Advisors, LLC in January 2015. Mr. DiSanto served as Executive Vice President and Manager of Fifth Third Bank’s Investment Advisors Division from 2000 to 2006, overseeing investment management, private banking, trust and banking services. From 1998 until 2000, Mr. DiSanto served as President and Chief Operating Officer of Maxus Investment Group and was responsible for its marketing, sales, financial and general operations. Prior to that, Mr. DiSanto served as managing partner of Gelfand Partners Asset Management from 1991 until its merger with Maxus Investment Group in 1997. Mr. DiSanto began his investment career in 1985 with McDonald Investments. Mr. DiSanto currently is a director of W.F. Hann & Sons, an HVAC company. Mr. DiSanto also serves as a trustee of Case Western Reserve University. Mr. DiSanto previously served as a director of PVF Capital Corp., a publicly-traded financial holding company, from July 2010 until it was acquired in October 2013.
The Board concluded that Mr. DiSanto should serve as a director of the Corporation primarily due to his extensive investment management experience. Mr. DiSanto’s long experience in this area, as well as his prior experience as a director of a publicly-traded financial company and his educational background, which includes a Masters in Business Administration from Case Western Reserve University, provides the Board with considerable insight and is of particular value to the Board in assessing and evaluating the Corporation’s financial performance and strategic goals.
J. Martin Erbaugh, 66, has been a director since 2007 and his current term expires in 2017. Since 1995, Mr. Erbaugh has been the President of JM Erbaugh Co., a private investment firm focusing on real estate development and service oriented start-ups. From 1978 to 1995, Mr. Erbaugh was the founder and Chief Executive Officer of Erbaugh Corp. (dba Lawnmark). Prior to that, he served as Director of Legal Affairs of Kent State University and was a General Manager of the Davey Tree Expert Company. Mr. Erbaugh was a founder and director of Morgan Bancorp, Inc. from 1990 to 2007, and served as Chairman of the Board from 2002 to 2007, prior to its acquisition by the Corporation in May 2007. Mr. Erbaugh served as a director of Lesco, Inc. from March 1995 to May 2007, including as Chairman of the Board from April 2002 to May 2007. Mr. Erbaugh currently serves as a Director of Newpoint Education Partners LLC, Vice President and Trustee of the Burton D. Morgan Foundation and Trustee of Denison University.
 The Board concluded that Mr. Erbaugh should serve as a director of the Corporation primarily due to his experience in managing and serving as a director of businesses in the banking and finance industry, as well as his extensive experience in leading a financial institution in the Hudson, Ohio and Summit County area, a market in which the Corporation has sought to grow its business. Mr. Erbaugh's industry experience, experience as a director of other publicly-traded companies and educational background, which includes a law degree from Case Western Reserve University School of Law, enables Mr. Erbaugh to provide valuable contributions to the Board on a range of matters, including strategic direction, business operations and financial results, risk management and the compensation of management.
Terry D. Goode, 60, has been a director since 1997 and his current term expires in 2017. From 1987 until his retirement in December 2011, Mr. Goode was the Vice President of the Lawyers Title Insurance Corp. From 1987 to 2001, he served as Vice President of Lorain County Title Company.
The Board concluded that Mr. Goode should serve as a director of the Corporation primarily due to his significant knowledge of the Corporation, having served as a director of the Corporation for eighteen years, and experience in real estate development and finance in the markets in which the Corporation operates. Mr. Goode's knowledge and experience in the industry and the communities in which the Corporation operates allow him to serve a vital role on the Board in its assessment and evaluation of strategic direction and risk management, particularly with respect to the Corporation's management of credit risk.

James R. Herrick, 63, has been a director since 1999 and Chairman of Board since December 2004. His current term as a director expires in 2017. Since 1987, Mr. Herrick has been the President of the Liberty Auto Group, Inc., an automobile dealership organization.
The Board concluded that Mr. Herrick should serve as a director of the Corporation primarily due to his extensive executive leadership experience and significant knowledge of the Corporation, having served on the Board for sixteen years. Mr. Herrick's experience, as well as his leadership of businesses in the communities in which the Corporation operates, enables him to provide the Board with valuable insight and perspective on organizational management, risk assessment and management, local and regional business conditions and trends relating to consumers and borrowers in the markets in which the Corporation operates.
Lee C. Howley, 67, has been a director since 2001 and his current term expires in 2015. Since 2000, Mr. Howley has been the President of Howley Bread Group Ltd., a company that operates Panera Bread restaurant franchises. From 1996 to May 2007, Mr. Howley served as a director of Lesco, Inc. From 1996 to September 2006, Mr. Howley served as a director of Boykin Lodging Company.
The Board concluded that Mr. Howley should serve as a director of the Corporation, primarily due to his extensive executive leadership experience and financial and accounting expertise. Mr. Howley has substantial experience in managing businesses and serving on public company boards, and is a highly successful entrepreneur. Mr. Howley's background enables him to provide useful insight in evaluating the business conditions in markets in which the Corporation operates, as well as in setting corporate strategy and motivating the Corporation's management to achieve corporate goals. Mr. Howley's financial and accounting expertise is of particular value to the Board in evaluating and managing the Corporation's financial risk and internal controls in his role on the Audit and Finance Committee.
Daniel E. Klimas, 56, has been a director and the President and Chief Executive Officer of the Corporation and The Lorain National Bank since February 2005. His current term as a director expires in 2015. Mr. Klimas was the President of the Northern Ohio Region of Huntington Bank from 2001 until February 2005.
The Board concluded that Mr. Klimas should serve as a director of the Corporation largely due to his role as the Corporation's Chief Executive Officer. The Board believes that having a member of the Corporation's management team, who is intimately familiar with the Corporation's day-to-day business operations, serve as director provides the Board with invaluable insight into the Corporation. Mr. Klimas' role as Chief Executive Officer and extensive experience in leadership positions within the banking industry allows Mr. Klimas to provide the Board with the management perspective necessary to successfully oversee the Corporation and its business operations.
Daniel G. Merkel, 71, has been a director since 2008 and his current term expires in 2016. From 2001 to 2007, Mr. Merkel was the Regional President-Commercial Lending of Republic Bancorp, Inc., a bank holding company. Following the acquisition of Republic Bancorp by Citizens Bancorp, Inc., Mr. Merkel served as a Senior Vice President of Citizens Bancorp until his retirement in 2008. From 1995 to 2001, Mr. Merkel was the Senior Vice President-Commercial Lending of Republic Bancorp, Inc., and from 1991 to 1995 he was President of Tech Built Manufacturing Company. Prior to that he held senior executive positions in banking and commercial mortgage lending in privately held and public companies.
The Board concluded that Mr. Merkel should serve as a director of the Corporation primarily due to his extensive experience in the banking industry and knowledge of banking operations and finance. Mr. Merkel's experience in a variety of positions with Republic Bancorp, Inc., as well as his educational background that includes a Masters in Business Administration from Cleveland State University, enables Mr. Merkel to provide valuable contributions to the Board. Mr. Merkel is also a retired senior officer with eight years of active duty and twenty-three years of reserve service to the U.S. Navy. This experience provides a unique perspective through which to evaluate the Corporation's management and organization.
Thomas P. Perciak, 67, has been a director since 2008 and his current term expires in 2016. Since 2004, Mr. Perciak has been the mayor of Strongsville, Ohio. From 1999 until 2004, Mr. Perciak was the Executive Vice President of Fifth Third Bank, Northeastern, Ohio. From 1985 to 1999, Mr. Perciak was President and Chief Executive Officer of the Strongsville Savings Bank.
The Board concluded that Mr. Perciak should serve as a director of the Corporation primarily due to his extensive banking industry and management and community leadership experience. Prior to serving as the mayor of one of Northeast Ohio's most vibrant suburbs, Mr. Perciak spent years leading successful local financial institutions. Mr. Perciak's substantial industry experience provides the Board with valuable perspectives on the Corporation's management, strategy and risks. Mr. Perciak's role as a community leader and philanthropist also allows him to provide beneficial insights to the Corporation in serving as a community bank.

John W. Schaeffer, M.D., 68, has been a director since 1999 and his current term expires in 2015. Dr. Schaeffer is a cardiologist and President of the North Ohio Heart Group of the Elyria Memorial Regional Health Center. In 1976, Dr. Schaeffer founded the North Ohio Heart Center, Inc. and served as its President until its merger with the Elyria Memorial Regional Health Center in September 2010.
The Board concluded that Dr. Schaeffer should serve as a director of the Corporation primarily due to his significant knowledge of the Corporation and its markets, and his strong ties to Corporation's primary market area, which provides the Board with perspective that is helpful to the Corporation in its role as a community bank. Dr. Schaeffer's experience and background as a physician and leader of a regional medical institution allow him to bring a perspective to the Board that is unique and different than many of the other members of the Board, which the Board finds valuable in its determination and evaluation of corporate goals, strategic direction and corporate governance structures.
Donald F. Zwilling, CPA, 69, has been a director since 2005 and his current term expires in 2016. Since 1976, Mr. Zwilling has been a partner, shareholder and director of Barnes Wendling CPAs, Inc., a regional accounting firm in Northern Ohio.
The Board concluded that Mr. Zwilling should serve as a director of the Corporation, primarily due to his extensive public accounting experience. Mr. Zwilling is a certified public accountant and accredited in business valuation with over four decades of experience working with businesses regarding tax and financial planning. Mr. Zwilling's experience is of particular value to the Board in assessing and evaluating the Corporation's financial performance, internal controls and management of financial risk.
Daniel G. Merkel and Thomas P. Perciak were appointed as directors by the Board of Directors on April 22, 2008 pursuant to a settlement agreement (the “Settlement Agreement”). Additional information regarding the Settlement Agreement is included in the Corporation's Current Report on Form 8-K filed on April 23, 2008. There are no other arrangements or understandings pursuant to which any of the persons listed above were selected as directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934 requires LNB's executive officers, directors and greater than ten percent shareholders (“Insiders”) to file with the Securities and Exchange Commission and LNB, reports regarding their ownership of and transactions in LNB's securities. Based upon written representations and copies of reports furnished to LNB by Insiders, all reports required to be filed by Insiders pursuant to Section 16 during the fiscal year ended December 31, 2014 were made on a timely basis, except for (1) a purchase of 1,000 common shares by Daniel Merkel on February 3, 2014, which was reported on a Form 4 filed February 7, 2014 and (2) a sale of 1,188 common shares by Robert Heinrich on January 13, 2014, which was reported on a Form 4 filed July 7, 2014.
Code of Ethics and Business Conduct
The Board of Directors has established a Code of Ethics and Business Conduct that applies to all directors, officers and employees, which may be found on the Corporation's website at www.4lnb.com. The information on the Corporation's website is not part of this Annual Report on Form 10-K. The Corporation intends to post on its website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, the Code of Ethics and Business Conduct. Shareholders may request a copy of the Code of Ethics and Business Conduct by written request directed to LNB Bancorp, Inc., Attention: Corporate Secretary, 457 Broadway, Lorain, OH 44052.
Corporate Governance Guidelines
Effective November 18, 2014, the Board of Directors adopted Corporate Governance Guidelines for the Corporation. The Corporate Governance Guidelines contain principles that, along with the charters of the standing committees of the Board of Directors, provide the framework for the Corporation’s corporate governance. Among other things, the Corporate Governance Guidelines establish principles relating to:

•	the composition of the Board of Directors, including independence and other qualification requirements, as well as selection, tenure and retirement policies applicable to directors;

•	responsibilities and functions of the Board of Directors, such as meeting, confidentiality, orientation and continuing education guidelines;

•	responsibilities of the Chairman of the Board, and responsibilities of management, including the Chief Executive Officer;

•	the establishment and functioning of Board of Directors committees;

•	executive sessions of non-management directors;

•	succession planning;

•	Board of Directors access to management, and evaluation of the Board of Directors and the Chief Executive Officer;

•	communication and interaction by the Board of Directors with shareholders and other interested parties;

•	related party transactions guidelines;

•	share ownership guidelines for directors; and

•	periodic self-assessment by the Board of Directors and each Board committee.
A copy of the Corporate Governance Guidelines may be found on the Corporation’s website at www.4lnb.com. Shareholders may request a copy of the Corporate Governance Guidelines by written request directed to LNB Bancorp, Inc., Attention: Corporate Secretary, 457 Broadway, Lorain, OH 44052.
Committees of the Board
The Board of Directors of LNB Bancorp, Inc., has four standing committees: the Audit and Finance Committee, the Compensation Committee, the Governance Committee and the Executive Committee. Each Committee serves in a dual capacity as a Committee of the Corporation and The Lorain National Bank. All members of the Audit and Finance Committee, the Compensation Committee, and the Governance Committee are independent in accordance with the Nasdaq Stock Market listing standards. The members of the Audit and Finance Committee are Lee C. Howley, Chairman, Terry D. Goode and Donald F. Zwilling. The Board of Directors has determined that Lee C. Howley and Donald F. Zwilling are each an “audit committee financial expert” as that term is defined in Item 407(d) (5) of Regulation S-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Executive Summary
This Compensation Discussion and Analysis describes the Corporation’s compensation programs and how they apply to the Corporation’s executives, including:

•	Daniel E. Klimas, President and Chief Executive Officer;

•	James H. Nicholson, Senior Vice President and Chief Financial Officer;

•	Michael W. Bickerton, Senior Vice President and Chief Credit Officer;

•	Frank A. Soltis, Senior Vice President and Chief Information Officer; and

•	Kevin W. Nelson, Senior Vice President and Director of Indirect Lending.
These five executive officers, together with Gary J. Elek, our former Executive Vice President and Chief Financial Officer, are referred to in this proxy statement as the “Named Executives” and they are included in the Summary Compensation Table.
The year 2014 was one of further progress at the Corporation. The Corporation continued to execute on its strategic plans under the leadership of Mr. Klimas and the other Named Executives. The Corporation’s financial results in 2014 reflect notable improvement in a number of key areas, which were largely driven by the Corporation’s strategic investments in its business lines and personnel over the past few years. The Corporation concluded the year by entering into a definitive merger agreement with Northwest Bancshares, Inc. with respect to a merger of the Corporation with and into Northwest. Highlights of the Corporation’s 2014 performance are set forth below:

•	31% increase in net income available to common shareholders;

•	3.1% increase in loan balances;

•	23% decrease in nonperforming assets; and

•	Improved asset quality and lower charge-offs, resulting in a reduced provision for loan losses.
All of this was achieved during a period in which financial institutions continued to face economic challenges, industry unpredictably and far-reaching regulatory changes. The work of the Named Executives has contributed greatly to these significant achievements. In light of this continued progress, the Compensation Committee believes that maintaining compensation and benefits at competitive levels, in order to motivate and retain the Corporation’s management team, remains important to the continued success of the Corporation.
Several significant developments are reflected in the compensation reported for 2014 for the Named Executives, including the following:

•
The Named Executives other than Mr. Klimas and Mr. Nicholson, who joined the Corporation as Senior Vice President and Chief Financial Officer on July 28, 2014, received merit increases in base salary ranging from 2-3% in recognition of their individual performance over the year;

•
The Corporation’s 2014 net income after tax was at 100% of the target, which resulted in cash bonuses to the Named Executives participating under the Corporation’s incentive plans in amounts equal to 100% of their respective target bonus opportunities, except that Mr. Nicholson and Mr. Elek received prorated amounts of their respective target bonus opportunities based on the portion of the year during which they each served as Chief Financial Officer of the Corporation; and

•
Named Executives were granted long-term equity compensation awards in the form of stock options, which the Compensation Committee views as performance-based and thus a reinforcement of the executives’ focus on increasing shareholder value.

Impact of Last Year’s Say on Pay Vote. At the Corporation’s 2014 Annual Meeting of Shareholders, its shareholders approved the compensation of the Named Executives, with the holders of nearly 93% of the votes cast in favor of the proposal commonly known as “say on pay.”

The Compensation Committee considered the results of the 2014 vote to indicate that shareholders are generally supportive of the Corporation’s executive compensation program and the philosophy and objectives of the program. Accordingly, the Compensation Committee has sought to make executive compensation decisions and implement executive compensation policies that are consistent with the philosophy and objectives that the Corporation’s shareholders approved in 2014.
Objectives of the Compensation Program
The Corporation’s executive compensation is intended to attract and retain executive leadership necessary for the growth and success of the Corporation’s business and motivate executives to further the Corporation’s business goals and shareholder interests. Accordingly, the Compensation Committee seeks to:

•
link executive compensation with the Corporation’s financial performance while, at the same time, considering external market factors that affect such performance that are outside the control of the Corporation’s executives; and

•	maintain compensation and benefits at competitive levels in order to attract and retain talented executives.
In addition, the Compensation Committee considers how compensation arrangements may affect risk-taking by executives.
Design of the Compensation Program
The major components of the Corporation’s executive compensation program, the primary purpose of each component and the form of compensation of each component are described in the following table.

Component	Primary Purpose	Form of Compensation

Base Salary	Provides base compensation for day-to-day performance of job responsibilities; recognizes individual skills, competencies, experience and tenure.	Fixed, short-term cash compensation.

Annual Bonus	Incentivizes and rewards performance over the year based on achieving annual performance goals.	Variable or performance-based, short-term cash compensation.

Stock Options	Encourages improvement in the long-term performance of the Corporation, particularly share price appreciation, thereby aligning interests of executives with the interests of shareholders.	Variable or performance-based, long-term equity compensation.

Restricted Stock	Attracts and retains executives and further aligns interests of executives with the interests of shareholders.	Fixed, long-term equity compensation.

Other Employee and Executive Benefits	Employee retention, retirement and health; provides management continuity in the event of an actual or threatened change in control.	Employee benefit plans, programs and arrangements generally available to all employees; retirement programs; limited perquisites; severance and change in control benefits.
The executives are compensated principally by using a combination of fixed and performance-based compensation and annual and long-term compensation, which are delivered in cash and equity-based awards. The Compensation Committee has not established a specific formula for the mix between fixed and variable, short and long-term, and cash and equity compensation.
The Compensation Committee reviewed compensation data from pay surveys and from comparative groups, which is referred to as “market compensation” in this section, as well as input provided in previous years from the Compensation Committee’s independent compensation consultant and input from the Chief Executive Officer and the Senior Vice President of Human Resources, to assist it in determining whether the Corporation’s compensation is competitive and reasonable. While the Compensation Committee considers market compensation practices, it strives to incorporate flexibility in the Corporation’s compensation programs and in the assessment process in order to respond to and adjust for, if appropriate, the evolving business and regulatory environment, including market conditions and regulatory changes which may be beyond the executive’s control.
Compensation in 2014
The Compensation Committee based its decisions on executive compensation in 2014 on its assessment of the performance and achievements of the executive and the executive’s present and potential future contribution to the Corporation’s success, its review of market compensation information, the recommendations of the Chief Executive Officer regarding other executives, and previous input from the independent compensation consultant.

Annual Base Salary. Generally, the Compensation Committee seeks to establish an annual base salary level for each executive that falls at or near median market compensation levels.
In determining the Chief Executive Officer’s base salary for 2014, the Compensation Committee reviewed the market compensation information, and considered the Corporation’s performance in light of the prevailing economic and industry conditions, as well as the constantly changing regulatory environment. The Compensation Committee also considered the Chief Executive Officer’s individual experience, accountability, know-how, leadership and problem-solving abilities, and determined that his base salary was appropriate and, accordingly, it was not increased for 2014.
In establishing salary levels for each executive other than the Chief Executive Officer, the Compensation Committee considered market compensation information and the recommendations of the Chief Executive Officer. The Compensation Committee also considered whether each executive met key objectives, and considered each executive’s potential future contributions to the Corporation as well as components such as: knowledge and problem solving abilities required to meet the position requirements, span of control, accountability, educational requirements, years of experience, division sales and profit objectives and key departmental objectives. Operating objectives vary for each executive and typically change from year-to-year. Financial and operating objectives are considered in the aggregate by the Compensation Committee and are not specifically weighted in establishing base salaries. For 2014, the Compensation Committee determined to implement merit increases of between 2 and 3% of the base salaries for the Named Executives other than Mr. Klimas and other than Mr. Nicholson, who joined the Corporation as Senior Vice President and Chief Financial Officer on July 28, 2014.
CEO and Management Incentive Plans. Annual cash bonus opportunities for the Named Executives were intended to provide for total cash compensation opportunities that were at or around market median levels. The bonus opportunities were based on the achievement of business and/or financial objectives established in advance and which were intended to be reflective of the opportunities and challenges present in the Corporation’s industry.
Under the 2014 CEO Incentive Plan and the 2014 Management Incentive Plan for Key Employees, the Named Executives had opportunities to earn cash bonuses in amounts that were expressed as a percentage of the respective executive’s annual base salary.
Under the 2014 CEO Incentive Plan, Mr. Klimas’ target bonus opportunity was 50% of his annual base salary, the payment of half of which was based upon the Corporation’s net income after tax for 2014 relative to the goal established by the Compensation Committee, and half of which was based upon the Compensation Committee’s evaluation of the Chief Executive Officer’s overall performance. Under the 2014 Management Incentive Plan for Key Employees, the Named Executives other than Mr. Klimas and Mr. Nelson, who participated in a separate plan described below, had target bonus opportunities based on 20% of their respective annual base salaries, the payment of which was based upon the Corporation’s net income after tax for 2014 relative to the goal established by the Compensation Committee.
The Compensation Committee used net income after tax as the primary performance criteria under the bonus programs. The Compensation Committee believes that net income after tax is useful in analyzing the Corporation’s performance, as a primary indicator of the Corporation’s overall financial performance. The target net income after tax goal was set at a level which the Compensation Committee believed was challenging but achievable. However, the Compensation Committee reserved the right to use its discretion in authorizing the payment of bonuses under the plans to reflect the realities imposed by unanticipated events and external market factors and its subjective evaluation of the Named Executive’s performance. Accordingly, the Compensation Committee determined to adjust the net income after tax target to exclude the effect of one-time expenses related to the Corporation’s negotiation and execution of a definitive merger agreement with Northwest Bancshares, Inc. during the year.
Under the incentive plans, the participating Named Executives were eligible to earn a bonus of up to 150% of their respective bonus opportunities, based on a graduated scale where:

•	if a threshold amount of 85% of target was met, the Named Executive would receive a payout of 25% of his target opportunity (which would amount to 5% of his base salary);

•	if 100% of target was met, the Named Executive would receive a payout of 100% of his target opportunity (which would amount to 20% of his base salary); and

•	if 125% or more of target was met, the Named Executive would receive a maximum payout of 150% of his target opportunity (which would amount to 30% of his base salary).
The Corporation’s net income after tax for 2014 was $7,217,000, which, after adjustment as described above, was at 100% of the target and resulted in the Named Executives earning payout amounts at 100% of their respective target opportunities.

Accordingly, the Compensation Committee approved bonus payments of $50,000 to Mr. Bickerton and $39,000 to Mr. Soltis. The Compensation Committee used its discretion to approve bonus payments to Mr. Nicholson and Mr. Elek in prorated amounts of their respective target bonus opportunities based on the portion of the year during which they each served as Chief Financial Officer of the Corporation. As a result, the Compensation Committee approved bonus payments of $18,000 to Mr. Nicholson and $30,000 to Mr. Elek. The Compensation Committee further used its discretion to approve an additional bonus payment of $10,000 to Mr. Nicholson, primarily in recognition of his efforts in connection with the negotiation and execution of the definitive merger agreement with Northwest Bancshares, Inc. during the year.
The Compensation Committee also approved a bonus payment of $200,000 to Mr. Klimas, $100,000 of which was based on him earning a payout amount at 100% of his target opportunity and $100,000 of which was based on the Compensation Committee’s evaluation of Mr. Klimas’ overall performance in 2014.
Indirect Loan Production Commission. In 2014, the Compensation Committee continued the use of a commission compensation program as part of the compensation of Mr. Nelson, the Senior Vice President of Indirect Lending. Under the program, Mr. Nelson had the opportunity to earn a commission based on the total amount of indirect automobile loans made by the Corporation during 2014 for which Mr. Nelson was responsible. The program provided Mr. Nelson with the opportunity to earn a commission equal to up to 20% of his base salary, based on a graduated scale of 4% to 25% of his base salary paid based on achievement from 80% to 100% of the goal of $164,400,000 in indirect loans for 2014. Mr. Nelson achieved loan production equal to 102% of the goal and, accordingly, was paid a commission of $38,000 for 2014.
Long-Term Equity Compensation Awards. In determining appropriate equity-based compensation awards for the Corporation’s executives, the Compensation Committee focuses on the current performance and achievements of the executive, market compensation information, and the executive’s present and potential future contribution to the Corporation’s success, and the recommendation of the Chief Executive Officer with respect to other executives.
In 2014, the Compensation Committee determined to grant equity-based compensation awards to the Named Executives in the form of stock options, which the Compensation Committee views as performance-based compensation that provides a further incentive to the Named Executives to increase shareholder value. To further align the Named Executives’ interests with the Corporation’s shareholders, and maintain the competitiveness of the Corporation’s total executive compensation, in May 2014, the Compensation Committee granted stock options to each of the Named Executives in the following amounts: Mr. Klimas: 35,000 stock options; Mr. Bickerton: 12,000 stock options; Mr. Soltis: 9,000 stock options; Mr. Nelson: 9,000 stock options; and Mr. Elek: 16,500 stock options. Mr. Nicholson was granted 7,500 stock options in July 2014 in connection with joining the Corporation as Senior Vice President and Chief Financial Officer. The material terms of the stock options are further described in this Proxy Statement under “Amended and Restated 2006 Stock Incentive Plan - Stock Options.”
Personal Benefits and Perquisites. The Corporation has established the Lorain National Bank Retirement Savings Plan, a qualified 401(k) defined contribution plan, to which the Corporation makes contributions on behalf of each of the Named Executives. Consistent with what is generally provided to all of its employees, the Corporation also maintains and pays premiums on behalf of each Named Executive under the Life Insurance, Long-Term Disability, and Accidental Death and Dismemberment Plans of up to two times the Named Executive’s base salary on life and AD&D coverage and up to two-thirds of the Named Executive’s base salary on disability coverage, and provides partial payment of elected medical benefit premiums for the Named Executive.
The Corporation provided certain Named Executives certain perquisites in 2014, which the Compensation Committee believes are commensurate with the types of benefits and perquisites provided to similarly situated executives within other comparable companies, and are thus useful to the Corporation in attracting and retaining qualified executives. These perquisites include the payment of automobile expenses and club dues as described below under the Summary Compensation Table.
Severance Benefits. In 2005, the Corporation entered into an employment agreement with Mr. Klimas which provided for the payment of certain severance benefits upon termination of employment in certain circumstances, which arrangements are summarized below under Other Potential Post-Employment Compensation. The Compensation Committee believes that the severance arrangements provided for in an agreement such as this are vital to the attraction and retention of a talented Chief Executive Officer and, thus, to the long-term success of the Corporation.
Change of Control Benefits. Mr. Klimas’ agreement also provides for certain severance benefits upon termination of his employment upon a change of control of the Corporation, and thus addresses the Corporation’s interest in ensuring the continuity of corporate management and the continued dedication of the Chief Executive Officer during any period of uncertainty caused by the possible threat of a takeover. Mr. Klimas’ arrangements are summarized below under Other Potential Post-Employment Compensation.
Each other Named Executive has entered into an agreement with the Corporation that provides for certain benefits generally payable in the event of a termination following a change of control of the Corporation. As with Mr. Klimas’ agreement described above, these agreements help retain executives and provide for management continuity in the event of an actual or threatened change of control. They also help ensure that management’s interests remain aligned with shareholders’ interests during a time when their continued employment may be in jeopardy. The foregoing agreements provide for a so-called “double-trigger” on the payment of benefits and do not provide for excise tax gross-ups. The terms of these agreements are summarized below under Other Potential Post-Employment Compensation.
CEO Supplemental Executive Retirement Plan. In order to provide the Corporation’s Chief Executive Officer with the opportunity to earn competitive retirement benefits, the Compensation Committee adopted a Supplemental Executive Retirement Plan, or “SERP,” in which Mr. Klimas participates. The SERP supplements the other retirement benefits provided by the Corporation with the purpose of providing income security and recognizing Mr. Klimas’ contributions to the Corporation. The change in present value of the accumulated benefit obligation to Mr. Klimas is set forth in the Summary Compensation Table. The present value of the aggregate accumulated benefit obligation to Mr. Klimas under the SERP is included in the Pension Benefits for Fiscal Year 2014 Table, and the terms of the SERP are summarized following that table.
Policies and Practices Related to Compensation
Role of the Compensation Committee. The Compensation Committee is comprised of independent directors and is responsible for developing and making recommendations to the Board with respect to the Corporation’s executive compensation policies and for the approval and administration of the Corporation’s existing and proposed executive compensation plans. You may learn more about the responsibilities of the Compensation Committee by reading the Compensation Committee’s charter, which is available on the Corporation’s website at www.4lnb.com by clicking on the “Investor Relations” tab and then the “Corporate Governance” link.
Independent Compensation Consultant. In 2012 and 2013, the Compensation Committee engaged Pay Governance, LLC to review the Corporation’s executive compensation program, assess the program’s competitiveness relative to market practices and suggest refinements and potential alternatives that could enhance the pay-for-performance elements and competitiveness of the program, which input the Compensation Committee considered in developing and implementing the Corporation’s executive compensation program.
Pay Governance, LLC is an independent compensation consulting firm and, when engaged by the Compensation Committee, did not provide the Corporation with any other services other than advising the Compensation Committee on the Corporation’s compensation programs. Pay Governance was engaged by, and reported directly to, the Compensation Committee, which has the sole authority to engage Pay Governance, LLC and to approve fee arrangements for work performed. Management had no role in selecting the Compensation Committee’s compensation consultant. The Compensation Committee authorized Pay Governance, LLC, during its engagement, to interact with management on behalf of the Compensation Committee, as needed in connection with advising the Compensation Committee.
During its engagement of Pay Governance, LLC, the Compensation Committee considered the independence of Pay Governance, LLC in light of SEC rules and NASDAQ listing standards. In considering independence, the Compensation Committee requested and received a letter from Pay Governance, LLC addressing the independence of Pay Governance, LLC and the partner involved in the engagement, including the following factors: (1) other services provided to the Corporation by Pay Governance, LLC; (2) fees paid by the Corporation as a percentage of Pay Governance, LLC’s total revenue; (3) policies or procedures maintained by Pay Governance, LLC that are designed to prevent a conflict of interest; (4) any business or personal relationships between the partner and a member of the Compensation Committee; (5) any stock of the Corporation owned by the partner; and (6) any business or personal relationships between the Corporation’s executive officers and the partner. The Compensation Committee discussed these considerations and concluded that the work performed by Pay Governance, LLC did not raise any conflict of interest.
Role of Executives. The Chief Executive Officer and/or the Senior Vice President of Human Resources attend each meeting of the Compensation Committee for the purpose of providing insight into the Corporation’s performance and the performance of individual executives and the executive’s contribution to the Corporation’s performance, and to make recommendations as to the structure and implementation of elements of executive compensation. The Chief Executive Officer assesses the performance of each of the Corporation’s other executive officers and provides recommendations, with the assistance of the Senior Vice President of Human Resources, to the Compensation Committee as to the structure and amounts of compensation to be paid to those executive officers. The Chief Executive Officer and the Senior Vice President of Human Resources are not present during any discussions of their respective individual compensation by the Compensation Committee.
Market Compensation - Survey Data and Comparative Information. In order to gauge the competiveness of the Corporation’s executive compensation levels, the Compensation Committee retained the independent compensation consultant in 2012 and 2013 to identify the compensation paid to executives who are comparable to the Corporation’s executives. This information is referred to in this section as “market compensation” and is comprised of a combination of survey data and comparative information from a group of peer banking companies, as described below.
The independent compensation consultant reviewed survey data from nationally recognized compensation and human resources consulting firms and identified compensation levels for executives in banking companies of similar size to the Corporation. In addition to survey data, the independent compensation consultant prepared comparative information regarding compensation levels for the executive officers of a peer group of 24 banking companies of similar size, based on assets and market capitalization, to the Corporation within the Corporation’s general geographic region. The peer group was comprised of the following companies, which had asset sizes ranging from $792 million to $2.9 billion and market capitalizations ranging from $94 million to $395 million:

First Financial Corp. Lakeland Financial Corp. Metro Bancorp, Inc. Financial Institutions, Inc. Independent Bank Corporation German American Bancorp, Inc. Peoples Bancorp, Inc. Canandaigua National Corp.	Horizon Bancorp Macatawa Bank Corp. Firstbank Corporation Summit Financial Group, Inc. Mercantile Bank Corp. Isabella Bank Corp. Chemung Financial Corp. Premier Financial Bancorp, Inc.	First Citizens Banc Corp. Farmers National Banc Corp. AmeriServ Financial, Inc. United Bancorp, Inc. Ohio Valley Banc Corp. Community Bank Shares of Indiana LCNB Corp. CNB Financial Corp.
The companies in this group are regularly reviewed and changed from time to time to account for acquisitions, mergers and other business-related changes. In 2014, Canandaigua National Corp., Firstbank Corporation and United Bancorp, Inc. were removed from the peer group, as each of these were acquired and are no longer public companies. For further comparative information, the independent compensation consultant also prepared a secondary peer group of relatively high-performing banking companies of similar size to the Corporation.
Equity Grant Practices. Historically, the Compensation Committee had made annual grant determinations in January or February of each year. However, after exiting the TARP program in 2012, the Compensation Committee modified its practice in 2013 and since then has made its annual grant determinations in May of each year, so that the Compensation Committee’s consideration of long-term equity awards could be made separate from its determinations regarding short-term cash compensation earlier in the year. Equity awards also are made occasionally during the course of the year to new hires or to current employees in connection with a promotion.
Tax Matters. The Compensation Committee believes it is in the shareholders’ best interest to retain as much flexibility as possible in the design and administration of executive compensation plans. The Corporation recognizes, however, that Section 162(m) of the Internal Revenue Code disallows a tax deduction for non-exempted compensation in excess of $1,000,000 paid for any fiscal year to a corporation’s chief executive officer and four other most highly compensated executive officers. Because the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met, the Compensation Committee intends generally to structure performance-based compensation to executive officers who may be subject to Section 162(m) in a manner that satisfies the requirements for this exemption whenever administratively and practically feasible. The Board and the Compensation Committee, however, could award non-deductible compensation in other circumstances, as they deem appropriate. Moreover, because of ambiguities in the application and interpretation of Section 162(m) and the regulations issued, there is no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) actually will be deductible.
Derivatives Trading. As part of its policy relating to the trading of company securities by insiders, the Corporation prohibits an insider from trading in any interest or position relating to the future price of company securities, such as a put, call or short sale.
Risk Assessment
The Compensation Committee, with management’s assistance, conducted a risk assessment of the Company’s compensation policies and practices for its employees, including those related to the executive compensation programs discussed above. The Compensation Committee, in conducting the assessment, analyzed associated risks and considered mitigating factors. Based upon the assessment, the Compensation Committee believes that the Company’s compensation policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company.
Report of the Compensation Committee on Executive Compensation
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Corporation's management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Corporation's Annual Report on Form 10-K.

Compensation Committee

Robert M. Campana, Chairman
J. Martin Erbaugh
Thomas P. Perciak
John W. Schaeffer, M.D.
The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed with the Commission or subject to Regulation 14A or 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Corporation specifically requests that the information in this Report be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act. This Report is furnished in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
Compensation Committee Interlocks and Insider Participation
During 2014, the Compensation Committee was comprised of Messrs. Campana, Erbaugh, Perciak, and Schaeffer, each of whom was an independent director.
Summary Compensation Table
The following table presents the total compensation to the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers of the Corporation in 2014, 2013 and 2012. It also presents the total compensation of the Corporation’s former Executive Vice President and Chief Financial Officer, who stepped down as Chief Financial Officer effective as of July 28, 2014, and retired from employment with the Corporation effective January 31, 2015.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Daniel E. Klimas	2014	$400,000	$200,000	$—	$112,700	$—	$31,000	$ 48,691(5)	$792,391
President and	2013	400,000	$160,800	—	80,479	—	640,362	51,171	$1,332,812
Chief Executive Officer	2012	400,000	75,000	199,996	—	—	—	25,085	$700,081

James H. Nicholson	2014	$88,846	$28,000	$—	$26,925	$—	$—	$ 20,839(7)	$164,610
Senior Vice President and
Chief Financial Officer(6)

Michael W. Bickerton	2014	$250,000	$50,000	$—	$38,640	$—	$—	$11,593 (8)	$350,233
Senior Vice President and
Chief Credit Officer

Frank A. Soltis	2014	$192,908	$39,000	$—	$28,980	$—	$—	$ 19,310(9)	$280,198
Senior Vice President -	2013	188,923	29,000	—	19,114	—	—	18,402	$255,439
Chief Information Officer	2012	184,900	14,000	26,950	—	—	—	32,854	$258,704

Kevin W. Nelson	2014	$182,495	$—	$—	$28,980	$38,000(10)	$—	$ 17,131(11)	$266,606
Senior Vice President -	2013	177,760	—	—	17,924	29,934	—	14,796	$240,414
Indirect Lending	2012	155,956	—	26,950	—	24,000	—	14,147	$221,053

Gary J. Elek	2014	$258,635	$30,000	$—	$53,130	$—	$—	$40,385(13)	$382,150
Former Executive Vice President and	2013	246,653	45,000	—	34,786	—	—	46,331	$372,770
Chief Financial Officer (12)	2012	233,647	13,500	53,900	—	—	—	33,831	$334,878
________________

(1)
The amounts in this column represent cash bonus compensation paid under (1) the 2014 CEO Incentive Plan (for Mr. Klimas) and the 2014 Management Incentive Plan for Key Executives (for Messrs. Nicholson, Bickerton, Soltis and Elek) for the period from January 1, 2014 to December 31, 2014, (2) the 2013 CEO Incentive Plan (for Mr. Klimas) and the 2013 Management Incentive Plan for Key Executives (for Messrs. Elek and Soltis) for the period from January 1, 2013 to December 31, 2013 and (3) the cash bonus compensation paid under the 2012 CEO Incentive Plan (for Mr. Klimas) and the 2012 Management Incentive Plan for Key Executives (for Messrs. Elek and Soltis) for the period from July 1, 2012 to December 31, 2012. The cash bonus compensation paid to each of Mr. Nicholson and Mr. Elek represents a prorated portion of their respective cash bonus compensation opportunities, based on the portion of the year that each of them served as the Chief Financial Officer of the Corporation. For a description of the bonus opportunities established under the 2014 plans, see the footnotes to the Grants of Plan-Based Awards for Fiscal Year 2014 table that follows. For a description of the bonuses paid under the 2014 plans, see the Compensation Discussion and Analysis.

(2)
The values reported in these columns represent the grant date fair value of the long-term restricted stock equity awards or stock option awards, as the case may be, granted to the Named Executive during the applicable fiscal year as determined in accordance with FASB ASC Topic 718. For a summary of the terms of these awards, see the section captioned “Amended and Restated 2006 Stock Incentive Plan”.

(3)
The amounts reported in this column represent the amounts accrued as an expense by the Corporation in 2014 in accordance with the requirements of ASC 715, Compensation - Retirement Benefits, as they relate to the change in present value of the accumulated benefit obligation to Mr. Klimas under the SERP. No above market or preferential earnings on nonqualified deferred compensation were earned by any officer in 2014. The amounts in this column represent the amounts credited under the SERP on behalf of Mr. Klimas during the fiscal year. For a further description of the terms of the SERP, see “Other Potential Post-Employment Compensation - Daniel Klimas Supplemental Executive Retirement Agreement.”

(4)
For purposes of the disclosure in the Summary Compensation Table, perquisites are valued on the basis of the aggregate incremental cost to the Corporation of providing the perquisite to the applicable officer.

(5)
Compensation reported in this column includes (i) contributions made by the Corporation on behalf of Mr. Klimas to the Corporation's 401(k) Plan; (ii) premiums paid by the Corporation under the Corporation's life, long-term disability and accidental death and dismemberment plans on behalf of Mr. Klimas; (iii) payments made for a vehicle owned by the Corporation for use by Mr. Klimas; (iv) club dues; and (v) an executive wellness physical.

(6)	Mr. Nicholson was appointed Senior Vice President and Chief Financial Officer of the Corporation July 28, 2014.

(7)
Compensation reported in this column includes (i) contributions made by the Corporation on behalf of Mr. Nicholson to the Corporation’s 401(k) Plan; (ii) premiums paid by the Corporation under the Corporation’s life, long-term disability and accidental death and dismemberment insurance plans on behalf of Mr. Nicholson; (iii) premiums paid by the Corporation under the Corporation’s health insurance plans on behalf of Mr. Nicholson; and (v) a car allowance.

(8)
Compensation reported in this column includes (i) contributions made by the Corporation on behalf of Mr. Bickerton to the Corporation's 401(k) Plan; (ii) premiums paid by the Corporation under the Corporation's life, long-term disability and accidental death and dismemberment insurance plans on behalf of Mr. Bickerton and (iii) premiums paid by the Corporation under the Corporation's health insurance plans on behalf of Mr. Bickerton.

(9)
Compensation reported in this column includes (i) contributions made by the Corporation on behalf of Mr. Soltis to the Corporation's 401(k) Plan; (ii) premiums paid by the Corporation under the Corporation's life, long-term disability and accidental death and dismemberment insurance plans on behalf of Mr. Soltis; and (iii) premiums paid by the Corporation under the Corporation's health insurance plans on behalf of Mr. Soltis.

(10)	Represents the amount of cash commission paid to Mr. Nelson under the Corporation's commission compensation program. See “Compensation Discussion and Analysis - Indirect Loan Production Commission.”

(11)
Compensation reported in this column includes (i) contributions made by the Corporation on behalf of Mr. Nelson to the Corporation's 401(k) Plan; (ii) premiums paid by the Corporation under the Corporation's life, long-term disability and accidental death and dismemberment insurance plans on behalf of Mr. Nelson; and (iii) premiums paid by the Corporation under the Corporation's health insurance plans on behalf of Mr. Nelson.

(12)	Mr. Elek served as Chief Financial Officer of the Corporation until July 28, 2014 and retired from his employment with the Corporation effective as of January 31, 2015.

(13)
Compensation reported in this column includes (i) contributions made by the Corporation on behalf of Mr. Elek to the Corporation's 401(k) Plan; (ii) premiums paid by the Corporation under the Corporation's life, long-term disability and accidental death and dismemberment insurance plans on behalf of Mr. Elek; (iii) premiums paid by the Corporation under the Corporation's health insurance plans on behalf of Mr. Elek; and (iv) a car allowance.
Employment Agreement
Daniel E. Klimas
The Corporation has an employment agreement with Mr. Klimas which had an initial term of three years commencing February 1, 2005, and which provides that, unless the agreement is terminated by either party on or before November 1, 2006 and on or before each November 1 thereafter, the agreement term will automatically renew for one additional year, such that the agreement term (unless terminated prior to such automatic extension) shall not be less than fifteen (15) months, and after November 1, 2006 shall not be greater than twenty seven (27) months. The employment agreement, as amended, provides for an annual base salary of $400,000, an annual bonus opportunity of up to 50% of base salary based on the attainment by Mr. Klimas of performance levels determined by the Compensation Committee, and perquisites consistent with those available to the Corporation's other executives. The agreement contains non-disclosure and non-solicitation provisions that, among other things, prohibit Mr. Klimas from soliciting employees, customers or clients of the Corporation for a period of one year following the termination of his employment. The employment agreement also provides for certain severance and change of control benefits under certain circumstances that are further described below under “Other Potential Post- Employment Compensation.”
Grants of Plan-Based Awards For Fiscal Year 2014
The following table shows, for the Named Executives, plan-based awards to those officers during 2014, including stock option grants, as well as other incentive plan awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold($)	Target($)	Maximum($)
Daniel E. Klimas	5/20/2014				35,000(2)	$11.03	$112,700
	3/25/2014(3)	$20,000(3)	$80,000(3)	$100,000(3)
James H. Nicholson	7/28/2014				7,500(2)	12.12	$26,925
	7/28/2014(4)	$11,000(4)	44,000(4)	66,000(4)
Michael W. Bickerton	5/20/2014				12,000(2)	11.03	$38,640
	1/9/2014(4)	$12,500(4)	50,000(4)	75,000(4)
Frank A. Soltis	5/20/2014				9,000(2)	11.03	$28,980
	1/9/2014(4)	$9,700(4)	38,800(4)	58,200(4)
Kevin W. Nelson	5/20/2014				9,000(2)	11.03	$28,980
	1/9/2014(5)	$7,600(5)	38,000(5)	47,500(5)
Gary J. Elek	5/20/2014				16,500(2)	11.03	$53,130
	1/9/2014(4)	$13,000(4)	52,000(4)	78,000(4)
________________

(1)	The values reported in this column represent the FASB ASC Topic 718 value of all stock options awarded to each officer during 2014.

(2)
Stock option award granted under the Corporation's Amended and Restated 2006 Stock Incentive Plan, which vests in equal installments on the first, second and third anniversaries of the date of grant and is subject to the terms and conditions described below under “Amended and Restated 2006 Stock Incentive Plan - Stock Options.”

(3)
On March 25, 2014, the Compensation Committee approved the terms of the 2014 CEO Incentive Plan for the period beginning January 1, 2014 and ending December 31, 2014. Pursuant to the plan, Mr. Klimas had the opportunity to earn a bonus of up to 50% of his base pay. Half of his bonus opportunity, up to a maximum of $100,000 was based upon the Corporation’s achievement of threshold, target and maximum amounts in relation to a goal of $7,800,000 of net income after tax for 2014. The other half of his bonus opportunity, up to a maximum of $100,000, was based upon the Compensation Committee’s subjective evaluation of the Chief Executive Officer’s overall performance in 2014 and thus is not included in this table. Mr. Klimas received a bonus under the plan as determined by the Compensation Committee in its discretion in the amount referenced in the “Bonus” column of the Summary Compensation Table. See Compensation Discussion and Analysis for a further description of the bonus.

(4)
On January 9, 2014, the Compensation Committee established the 2014 Management Incentive Plan for Key Employees and determined to include Messrs. Bickerton, Soltis and Elek as participants in the plan for the period beginning January 1, 2014 and ending December 31, 2014. Mr. Nicholson became a participant in the plan after joining the Corporation as Chief Financial Officer on July 28, 2014. Pursuant to the plan, the participating Named Executives had the opportunity to earn their respective bonus amounts based upon the Corporation’s achievement of threshold, target and maximum amounts in relation to a goal of $7,800,000 of net income after tax for 2014. Messrs. Nicholson, Bickerton, Soltis and Elek received a bonus under the plan as determined by the Chief Executive Officer, and approved by the Compensation Committee in its discretion, in the amounts referenced in the “Bonus” column of the Summary Compensation Table. Mr. Nicholson and Mr. Elek received bonuses in amount representing the prorated portion of their respective cash bonus compensation opportunities, based on the portion of the year that each of them served as the Chief Financial Officer of the Corporation. See Compensation Discussion and Analysis for a further description of the bonuses.

(5)
Indirect loan commission program award, under which Mr. Nelson had the opportunity to earn a commission based on the total amount of indirect automobile loans made by the Corporation during 2014 for which Mr. Nelson is responsible. The program provided Mr. Nelson with the opportunity to earn a commission equal to up to 20% of his base salary, based on a graduated scale of 4% to 20% of his base salary paid based on achievement from 80% to 100% of the goal of $164,400,000 in indirect loans for 2014. Mr. Nelson achieved loan production equal to 102% of the goal and, accordingly, was paid a commission of $38,000 for 2014.

Outstanding Equity Awards at December 31, 2014
The following table shows, for the Named Executives, outstanding equity awards held by such officers at December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Daniel E. Klimas	30,000	—	—	$19.17	2/1/2015	—		—
	30,000	—	—	19.10	2/1/2016	—		—
	30,000	—	—	16.00	2/1/2017	—		—
	50,000	—	—	14.47	2/4/2018	—		—
	11,111	22,222	—	9.07	5/9/2023	—		—
	—	35,000	—	11.03	5/20/2024	18,553	(1)	$334,511

James H. Nicholson	—	7,500	—	12.12	7/28/2024	—		—
Michael W. Bickerton	—	12,000	—	11.03	5/20/2024	—		—
	—	—	—	—	—	10,000	(2)	$180,300

Frank A. Soltis	2,500	—	—	16.50	6/27/2015	—		—
	2,500	—	—	14.47	2/4/2018	—		—
	2,639	5,278	—	9.07	5/9/2023	—		—
	—	9,000	—	11.03	5/20/2024	—		—
	—	—	—	—	—	2,500	(1)	$45,075
Kevin W. Nelson	2,500	—	—	14.47	2/4/2018	—		—
	2,475	4,949	—	9.07	5/9/2023	—		—
	—	9,000	—	11.03	5/20/2024	—		—
	—	—	—	—	—	2,500	(1)	$45,075
Gary J. Elek (3)	2,500	—	—	5.34	5/14/2019	—		—
	4,803	9,605	—	9.07	5/9/2023	—		—
	—	16,500	—	11.03	5/20/2024	—		—
	—	—	—	—	—	5,000	(1)	$90,150
________________

(1)
These shares of long-term restricted stock vest on January 30, 2015, and are subject to the other restrictions as described below under “Amended and Restated 2006 Stock Incentive Plan - Long Term Restricted Stock.”

(2)
These shares of long-term restricted stock vest in 50% increments on October 10, 2015 and 2016, and are subject to the other restrictions as described below under “Amended and Restated 2006 Stock Incentive Plan - Long Term Restricted Stock.”

(3)
Mr. Elek retired from employment with the Corporation as of January 31, 2015, by which time his restricted stock awards had fully vested. Upon his retirement, Mr. Elek’s outstanding stock options ceased vesting and his right to exercise such stock options will terminate 60 days after his retirement.

None of the Named Executives exercised stock options or stock appreciation rights during 2014.
Amended and Restated 2006 Stock Incentive Plan
In 2006, the Corporation established the LNB Bancorp, Inc. 2006 Stock Incentive Plan, a shareholder-approved equity incentive plan which permits the Corporation to grant incentive stock options, nonqualified stock options, stock appreciation rights, performance shares, restricted shares and restricted share units to officers and other key employees of the Corporation who are eligible to participate in the plan as determined by the Compensation Committee in its sole discretion. The 2006 Stock Incentive Plan was amended and restated and re-approved by the Corporation's shareholders in 2012 to, among other things, increase the total number of common shares authorized for issuance under the plan to 800,000 shares, up to 400,000 of which may be in the form of restricted shares or restricted share units. See the Compensation Discussion and Analysis for a discussion of awards under the Amended and Restated 2006 Stock Incentive Plan during 2014.
Long-Term Restricted Stock.     The terms and conditions of the long-term restricted stock granted under the Amended and Restated 2006 Stock Incentive Plan were intended to meet the requirements of the long-term restricted stock exception in the TARP Regulations. Accordingly, shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Company. During any period when the shares of restricted stock are forfeitable, the holder of the shares will have the right to vote such shares and to receive all regular cash dividends and to receive any stock dividends, and such other distributions as the Compensation Committee may designate in its sole discretion, that are paid or distributed on such shares of restricted stock. Any stock dividends declared on a share of restricted stock are treated as part of the award of restricted stock and will be forfeited or become nonforfeitable at the same time as the underlying shares with respect to which the stock dividend was declared.
Stock Options. Stock options granted under the Corporation’s Amended and Restated 2006 Stock Incentive Plan generally vest in three equal installments on the first, second and third anniversaries of the date of grant. The Compensation Committee has discretion to waive or accelerate vesting provisions in the event of a participant’s death, disability, or retirement or upon a change in control or other special circumstances. The stock options generally have a term of ten years from the date of grant. Any unexercised portion of a stock option will expire at the end of the term of the stock option. The exercise price of the stock options are equal to the closing sales price per share of the common shares of the Corporation on the date of grant, subject to equitable adjustment in limited cases, such as stock splits.
Stock Appreciation Rights Plan
The Stock Appreciation Rights (SAR) Plan permits the Compensation Committee to grant SARs, to be settled in cash only, to officers and other key employees of the Corporation who are eligible to participate in the SAR Plan as determined by the Compensation Committee in its sole discretion. The Compensation Committee may grant SARs for up to an aggregate of 50,000 common shares of the Corporation under the SAR Plan. SARs, when exercised, will entitle the holder thereof to a cash payment based on the appreciation in the fair market value of the common shares underlying the SAR, subject to the terms of the SAR Plan and such terms as may be specified by the Compensation Committee. The purpose of the SAR Plan is to provide long-term incentive compensation opportunities that are intended to help the Corporation attract and retain skilled employees, motivate participants to achieve long-term success and growth of the Corporation, and align the interests of the participating employees with those of the shareholders of the Corporation. The Compensation Committee has the authority to grant SARs under the SAR Plan.

Pension Benefits for Fiscal Year 2014
The following table sets forth information regarding benefits payable to Mr. Klimas under the Supplemental Executive Retirement Agreement (“SERP”) at December 31, 2014. No other Named Executive has entered into a SERP agreement.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Daniel E. Klimas	SERP	0	$671,362	0
________________

(1)
Benefits under the SERP are determined based on retirement age and other considerations as further described below under “Other Potential Post-Employment Compensation Daniel Klimas Supplemental Executive Retirement Agreement.”  The benefits received under the SERP are not based on Mr. Klimas’ total credited years of service; however, the amount of the retirement benefit is increased by 2% for each year of service following his normal retirement age of 65 and reduced in the case of an early retirement by 2% for each year preceding his normal retirement age.

(2)	The present value is calculated assuming Mr. Klimas retires at the normal retirement age of 65 and includes a cost-of-living adjustment increase of 3% per year during the payout period.
Other Potential Post-Employment Compensation
Daniel Klimas Employment Agreement
The Corporation entered into an employment agreement with Daniel E. Klimas that provides severance and/or change of control benefits upon termination of employment for certain reasons. See the discussion of Mr. Klimas' agreement included above with the Summary Compensation Table. The severance and change of control benefits payable to Mr. Klimas are addressed in the discussion below.
If Mr. Klimas terminates his employment with the Corporation as a result of a breach of his employment agreement by the Corporation or for good cause, or if the Corporation terminates his employment without cause, the Corporation shall continue to pay to Mr. Klimas his salary, and health and life insurance benefits, as in effect immediately prior to the termination, for the then remaining term of the agreement. In addition, Mr. Klimas shall be entitled to a pro rata portion of the annual incentive awards applicable to the year in which such termination occurs and annual incentive awards each equal to 50% of his salary as in effect immediately prior to termination for the then remaining term of the agreement. Mr. Klimas shall also be entitled to be immediately awarded any stock options provided for in the agreement but not then issued, and all such unvested stock options held by Mr. Klimas will become immediately exercisable in full. For purposes of the agreement, “good cause” means (i) a material adverse change in Mr. Klimas' position, responsibilities, duties, or status, or title or offices, with the Corporation, (ii) a reduction in Mr. Klimas' salary, (iii) a requirement that Mr. Klimas be based at a location more than 50 miles from his current residence, or (iv) failure of the Corporation to comply with the employee benefit provisions of the agreement.
In accordance with the terms described above, assuming that Mr. Klimas' employment with the Corporation was terminated by the Corporation without cause or by Mr. Klimas for good reason as of December 31, 2014, the amounts and/or values of the benefits he would be entitled to receive are as follows: (1) $800,000 in respect of his applicable base salary for the remainder of the term of the agreement; (2) $50,880 in respect of the continuation of his health and life insurance benefits as then in effect through the remainder of the term of the agreement; and (3) $400,000 in respect of his annual incentive award, for a total of $1,250,880.
Under Mr. Klimas' employment agreement, Mr. Klimas is entitled to continuing indemnification to the fullest extent permitted by Ohio law for actions against him by reason of his being or having been an officer of the Corporation.
Under Mr. Klimas' employment agreement, if, at any time within two years after the occurrence of a “change in control” (as defined in the agreement), Mr. Klimas' employment is terminated by the Corporation (except for cause) or Mr. Klimas terminates his employment for good reason, the Corporation will pay to Mr. Klimas a lump sum severance benefit equal to the sum of (a) Mr. Klimas' highest annual base salary as measured from the date of termination through the end of the term of the agreement (but not less than 24 months), (b) any bonuses earned but unpaid through the date of termination, (c) a pro-rated portion of Mr. Klimas' annual bonus amount for the fiscal year in which the termination occurs, (d) any accrued and unpaid vacation pay, and (e) the annual incentive awards payable for each remaining year of the term of the agreement (but not less than 24 months) in an amount equal to 50% of Mr. Klimas' salary as in effect on the date of termination. Mr. Klimas shall also be entitled to be immediately awarded any stock options provided for in the agreement but not then issued, and all such unvested stock options held by Mr. Klimas will become immediately exercisable in full. For purposes of the agreement, “good reason” means, at any time after a change in control, (i) a material adverse change in Mr. Klimas' position, responsibilities, duties, or status, or title or offices, with the Corporation from those in effect before the change of control, (ii) a reduction in Mr. Klimas' base salary or failure to pay an annual bonus equal to or greater than the annual bonus earned for the year prior to the change in control, (iii) a requirement that Mr. Klimas be based at a location more than 50 miles from where he was located prior to the change in control or a substantial increase in Mr. Klimas' business travel obligations as compared to such obligations prior to the change in control, and (iv) failure of the Corporation to continue any material employee benefit or compensation plan in which Mr. Klimas was participating prior to the change in control or provide Mr. Klimas with vacation in accordance with the policies in effect prior to the change in control. For purposes of the employment agreement, “cause” includes failure to perform duties as an employee, illegal conduct or gross misconduct, conviction of a felony, or breach of non-competition or non-disclosure obligations of the employee.
In accordance with the terms described above, assuming that a change of control of the Corporation occurred as of December 31, 2014 and Mr. Klimas' employment with the Corporation was terminated by the Corporation without cause or by Mr. Klimas for good reason immediately thereafter, the amounts and/or values of the benefits he would be entitled to receive are as follows: (1) $800,000 in respect of his applicable base salary through the end of the term of the agreement; (2) $50,880 in respect of the continuation of his health and life insurance benefits as then in effect through the end of the term of the agreement; and (3) $400,000 in respect of his annual incentive award, for a total of $1,250,880.
Daniel Klimas Supplemental Executive Retirement Agreement
In March 2013, the Corporation entered into a supplemental executive retirement agreement (“SERP Agreement”) with Mr. Klimas to provide him with certain nonqualified pension benefits. Under the SERP Agreement, Mr. Klimas is entitled to a monthly retirement benefit upon his separation from service with the Corporation. The amount of his monthly retirement benefit will be $13,127 if his termination of employment, other than by reason of death, occurs (1) on or after he attains the age of 65, (2) as a result of his disability (as defined in the agreement), or (3) as a result of an involuntary termination by the Corporation. The amount of the retirement benefit is increased by 2% for each year of service following Mr. Klimas’ normal retirement age of 65 and, if Mr. Klimas retires prior to age 65, the retirement benefit will be reduced by 2% for each year preceding his normal retirement age of 65. Had Mr. Klimas retired at December 31, 2014, he would be entitled to receive a monthly benefit of $11,102 for 2015. Generally, the retirement benefits will be paid in monthly installments for a period of seven years and will be increased by 3% each year of payment as a cost-of-living adjustment. If Mr. Klimas dies prior to payment of the full amount of his retirement benefits, the present value of any remaining retirement benefits would be paid to his beneficiary in a lump sum. If Mr. Klimas had died on December 31, 2014, the payment to his beneficiary would have been $1,111,033.
In the event that Mr. Klimas is terminated within two years after a change in control (as defined in the agreement) or such change in control occurs after his termination of employment while his retirement benefits are being paid, Mr. Klimas shall be entitled to a lump sum payment in the amount equal to the unpaid present value of the retirement benefits.  Assuming that a change of control of the Corporation occurred as of December 31, 2014 and Mr. Klimas' employment with the Corporation was terminated immediately thereafter, he would have been entitled to receive a lump sum payment of $1,111,033 under the SERP Agreement.
The amount of the benefits contemplated under the agreement, as well as the timing of such benefits, are subject to adjustment based on various tax considerations.
Change in Control Supplemental Executive Compensation Agreements with Other Executives
In 2013, the Corporation entered into Change in Control Supplemental Executive Compensation Agreements with certain executive officers, including each of the Named Executives other than Mr. Klimas. Under the agreements, if, within the two years following a “change in control” of the Corporation (as defined in the agreement), the Named Executive’s employment with the Corporation is terminated by the Corporation other than for cause, or by the Named Executive for good reason, the Named Executive would be entitled to (1) under the agreements with Mr. Nicholson and Mr. Elek, (a) a cash lump sum payment equal to two times his highest annual base salary paid, plus two times his highest annual incentive bonus earned, during the Corporation’s last three fiscal years completed prior to the date of termination and (b) continuation of certain medical insurance benefits provided by the Corporation for a period of 24 months following the date of termination and (2) under the agreements with the other Named Executives, (a) a payment equal to 1.25 times his or her highest annual base salary paid, plus 1.25 times his or her highest annual incentive bonus earned, during the Corporation’s last three fiscal years completed prior to the date of termination and (b) continuation of certain medical insurance benefits provided by the Corporation for a period of 15 months following the date of termination. The agreements also contain confidentiality obligations, as well as customer and employee non-solicitation obligations of the Named Executive which apply both during the term of his or her employment with the Company and for a period of 24 months following termination of his employment under the agreements with Mr. Nicholson and Mr. Elek and for a period of 15 months following termination under the agreements with the other Named Executives. For purposes of the agreements, “cause” includes willful failure to perform duties as an employee, illegal conduct or gross misconduct, conviction of a felony, or breach of non-

competition or non-disclosure obligations of the employee. Furthermore, “good reason” means at any time after a change in control, (i) a material adverse change in the Named Executive’s position, responsibilities, duties, or status, or title or offices, with the Corporation from those in effect before the change of control, (ii) a reduction in the Named Executive's base salary or failure to pay an annual bonus for the year the change in control occurs, (iii) a requirement that the Named Executive be based at a location more than 50 miles from his residence prior to the change in control or a substantial increase in the Named Executive’s business travel obligations as compared to such obligations prior to the change in control, (iv) failure of the Corporation to continue any material employee benefit or compensation plan in which the Named Executive was participating prior to the change in control or taking any action which would materially and adversely affect the Named Executive’s participation in or reduce his benefits under any such plan, unless the Named Executive is permitted to participate in other plans providing him with substantially equivalent benefits in the aggregate, and (v) failure of the Corporation to obtain an assumption of obligations under the agreement from a successor entity under certain circumstances outlined therein.
In accordance with the terms described above, assuming that a change of control of the Corporation occurred as of December 31, 2014 and each Named Executive’s employment with the Corporation was terminated by the Corporation without cause or by the Named Executive for good reason immediately thereafter, the amounts and/or values of the benefits he would be entitled to receive from the Corporation are as follows:

•
For Mr. Nicholson, $440,000 in respect of his applicable base salary through the end of the term of the agreement; $30,000 in respect of the continuation of his medical insurance benefits as then in effect through the end of the term of the agreement; and $56,000 in respect of his annual incentive award, for a total of $526,000.

•
For Mr. Bickerton, $312,500 in respect of his applicable base salary through the end of the term of the agreement; $18,750 in respect of the continuation of his medical insurance benefits as then in effect through the end of the term of the agreement; and $62,500 in respect of his annual incentive award, for a total of $393,750.

•
For Mr. Soltis, $242,500 in respect of his applicable base salary through the end of the term of the agreement; $18,750 in respect of the continuation of his medical insurance benefits as then in effect through the end of the term of the agreement; and $48,750 in respect of his annual incentive award, for a total of $310,000.

•
For Mr. Nelson, $237,500 in respect of his applicable base salary through the end of the term of the agreement; $18,750 in respect of the continuation of his medical insurance benefits as then in effect through the end of the term of the agreement; and $47,500 in respect of his annual incentive award, for a total of $303,750.

•
For Mr. Elek, $520,000 in respect of his applicable base salary through the end of the term of the agreement; $30,000 in respect of the continuation of his medical insurance benefits as then in effect through the end of the term of the agreement; and $60,000 in respect of his annual incentive award, for a total of $610,000.

Equity Award Agreements
The award agreements underlying the stock options and long-term restricted stock held by the Named Executives provide for an acceleration of exercisability or vesting upon certain conditions. Any stock options or shares of long-term restricted stock that are unexercisable or unvested will become fully exercisable or vested upon the occurrence of a change in control of the Corporation, as defined in the applicable award agreement. In addition, any unvested shares of long-term restricted stock will become fully vested upon the holder's death or the holder's disability, as defined in the applicable award agreement.
Assuming the termination of each Named Executive's employment with the Corporation as of December 31, 2014 as a result of death or a qualifying disability or change in control of the Corporation, the potential value received by each Named Executive as a result of the acceleration of exercisability or vesting of the executive's stock options and long-term restricted stock, based upon the closing price of the Corporation's common shares effective for December 31, 2014 of $18.03, is as follows: Daniel E. Klimas $1,117,075; James H. Nicholson $44,325; Michael W. Bickerton $264,300; Frank A. Soltis $191,736; Kevin W. Nelson $183,494; and Gary J. Elek $366,471.
Director Compensation
Non-employee director compensation is determined annually by the Board of Directors acting upon the recommendation of the Governance Committee. Directors who are also employees of the Corporation receive no additional compensation for service as a director.
Each of the directors of the Corporation also serves as a director of The Lorain National Bank, the Corporation's wholly-owned bank subsidiary. Under the Corporate Governance Guidelines, each director is to invest in common shares of the Corporation in an amount equal to $100,000, based on the market value of the common shares as of the date such shares are acquired by the director. As of December 31, 2014, all of the Corporation's directors met these stock ownership guidelines.

In order to encourage further participation in the ownership of the Corporation by the Board of Directors, the Corporation has established a program under which each non-employee director may annually elect to use all or a portion of such director's cash retainer fee to periodically purchase common shares of the Corporation on the open market at prevailing market prices at such times and in such amounts as are specified in an applicable stock trading plan adopted by such director and intended to comply with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended. During 2014, four of the directors participated in this program.
The following table shows the compensation paid to non-employee directors for service during 2014.
Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)
Robert M. Campana	$32,500
Frederick D. DiSanto	27,500
J. Martin Erbaugh	30,000
Terry D. Goode	27,500
James R. Herrick	47,500
Lee C. Howley	32,500
Daniel G. Merkel	32,500
Thomas P. Perciak	27,500
Jeffrey F. Riddell (2)	16,250
John W. Schaeffer, M.D.	27,500
Donald F. Zwilling	27,500

(1)
Director compensation consisted entirely of cash fees. The Corporation pays a base annual fee to each Director, other than the Chairman of the Board and each of the Committee Chairman, of $27,500. Each of the Committee Chairmen (Messrs. Campana, Howley and Erbaugh), as well as Mr. Merkel, who is Chairman of the Loan Review Committee of The Lorain National Bank, are paid a base annual fee of $32,500, and the Chairman of the Board of Directors (Mr. Herrick) is paid a base annual fee of $47,500.

(2)
Mr. Riddell served as a director of the Corporation until his resignation effective March 25, 2014. Total compensation paid represents amounts received for services performed as a member of the Board of Directors from January 1 until March 25, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The following table shows information about the Corporation's common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation's equity compensation plans as of December 31, 2014:
Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	360,030	$10.56	251,013	(2)
Equity compensation plans not approved by security holders(3)	92,500	$18.05	—
Total	452,530	$12.09	251,013
____________________________

(1)	Consists of common shares of the Corporation issuable upon outstanding options.

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

OWNERSHIP OF VOTING SHARES
Security Ownership of Management and Principal Shareholders
The following table sets forth the beneficial ownership of the Corporation's common shares by each of the Corporation's directors and the Corporation's Named Executives, and the directors and executive officers as a group, as of March 6, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Common shares that an individual has a right to acquire within 60 days after March 6, 2015, including pursuant to stock options to purchase common shares, are deemed outstanding for purposes of computing the percentage of beneficial ownership owned by the person holding such security, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated by footnote, the Corporation believes that the persons named in this table, based on information provided by these persons, have sole voting and investment power with respect to the securities indicated. The address of each of the Corporation's directors and executive officers is care of LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052. As of March 5, 2015, a total of 9,654,905 common shares were outstanding.

Name of Beneficial Owner	Common Shares Beneficially Owned(1)	Percentage of Class
Michael W. Bickerton	10,665 (2)	*
Robert M. Campana	28,717 (3)	*
Frederick D. DiSanto	81,139 (4)	*
J. Martin Erbaugh	103,049	1.05%
Terry D. Goode	79,000 (5)	*
James R. Herrick	148,557 (6)	1.51%
Lee C. Howley	38,647 (7)	*
Daniel E. Klimas	237,645 (8)	2.12%
Daniel G. Merkel	14,190 (9)	*
James H. Nicholson	1,048 (10)	*
Kevin W. Nelson	25,605 (11)	*
Thomas P. Perciak	20,166	*
John W. Schaeffer, M.D.	20,461 (12)	*
Frank A. Soltis	33,939 (13)	*
Donald F. Zwilling	12,587 (14)	*
All Directors and Executive Officers as a Group (18 in group)	872,756 (15)	9.04%
________________

*Ownership is less than 1% of the class.

(1)	Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the common shares reported.

(2)	Includes 665 shares beneficially owned by Mr. Bickerton which are held in the Corporation's 401(k) plan subject to shared voting and investment power.

(3)	Common shares beneficially owned by Mr. Campana which are subject to shared voting and investment power with his spouse.

(4)
Includes 6,000 common shares held by a trust for the benefit of Mr. DiSanto’s spouse and 8,290 common shares held by Pershing LLC Custodian FBO Frederick DiSanto IRA. Mr. DiSanto has voting and investment power over the shares held by his IRA.

(5)	Includes 24,947 common shares beneficially owned by Mr. Goode which are subject to shared voting and investment power with his spouse.

(6)
Includes 26,318 common shares beneficially owned by Mr. Herrick which are held in his company's 401(k) plan subject to shared voting and investment power, 68,986 common shares beneficially owned by Mikash Reinsurance Ltd. and 15,826 common shares beneficially owned by Liberty Investment Group, LLC. Mr. Herrick is the managing member of Mikash Reinsurance Ltd. and Liberty Investment Group, LLC and has voting and investment power over the shares held by those entities.

(7)	Includes 57,530 common shares beneficially owned by Mr. Howley which are held by a partnership of which Mr. Howley is a partner and which are subject to shared voting and investment power.

(8)
Includes 121,111 common shares beneficially owned by Mr. Klimas which are subject to unexercised stock options which are vested and exercisable and 11,532 shares which are held in the Corporation's 401(k) plan subject to shared voting and investment power.

(9)	Includes 13,690 common shares beneficially owned by Mr. Merkel which are subject to shared voting and investment power with his spouse and 500 common shares held by his spouse.

(10)	Includes 548 shares beneficially owned by Mr. Nicholson which are held in the Corporation's 401(k) plan subject to shared voting and investment power.

(11)
Includes 4,975 common shares beneficially owned by Mr. Nelson which are subject to unexercised stock options which are vested and exercisable and 5,630 shares which are held in the Corporation's 401(k) plan subject to shared voting and investment power.

(12)	Includes 7,403 common shares beneficially owned by Dr. Schaeffer which are held by his spouse and subject to shared voting and investment power.

(13)
Includes 7,639 common shares beneficially owned by Mr. Soltis which are subject to unexercised stock options which are vested and exercisable and 8,700 shares which are held in the Corporation's 401(k) plan subject to shared voting and investment power.

(14)	Includes 1,764 common shares beneficially owned by Mr. Zwilling which are held in a trust for the benefit of his spouse and subject to shared voting and investment power.

(15)	Includes 278,953 common shares which are subject to shared voting and investment power and 186,275 common shares which are subject to unexercised stock options which are vested and exercisable.
As of March 6, 2015, no person was known by the Corporation to be the beneficial owner of more than 5% of the outstanding common shares of the Corporation, except as follows:

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percent of Class

Dimensional Fund Advisors LP	612,265	6.33%
Palisades West, Building One 6300 Bee Cave Road Austin, Texas, 78746 (2)

PL Capital Advisors, LLC	903,178	9.34%
47 E. Chicago Avenue, Suite 336 Naperville, Illinois 60540(3)

Umberto P. Fedeli	714,348	7.39%
5005 Rockside Road, Fifth Floor Independence, Ohio 44131(3)

(1)
Based solely on a Schedule 13G/A filed on February 5, 2015, which reports that Dimensional Fund Advisors LP (“DFA”) may be deemed to be the beneficial owner of 612,265 common shares as a result of acting as investment adviser or sub-adviser to, or manager of, certain investment companies, trusts and accounts (collectively, the “DFA Funds”). The DFA Funds possess sole voting power over 598,993 common shares and sole dispositive power over 612,625 common shares. DFA disclaims beneficial ownership of such securities.

(2)
Based solely on a Schedule 13D/A filed on August 18, 2014 for the period ended December 31, 2014, which reports that PL Capital Advisors, LLC and its affiliates (collectively, “PL Capital”) may be deemed to be beneficial owners of 902,082 common shares. PL Capital possesses shared voting and dispositive power over such common shares.

(3)	Based solely on a Schedule 13D/A filed on September 28, 2012 by Umberto P. Fedeli, who has sole voting power and sole dispositive power over 714,348 of the shares.

Item 13.	Certain Relationships and Related Transactions
Certain Transactions
Directors and executive officers of the Corporation and their associates were customers of, or had transactions with, the Corporation or the Corporation's banking or other subsidiaries in the ordinary course of business during 2014. Additional transactions may be expected to take place in the future. All outstanding loans to directors and executive officers and their associates, commitments and sales, purchases and placements of investment securities and other financial instruments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with other persons, and did not involve greater than normal risk of collectability or present other unfavorable features.
Review of Certain Transactions
The Board of Directors has adopted Corporate Governance Guidelines which contain a written policy regarding the review of transactions with related persons. The policy generally provides that the Audit and Finance Committee will review and approve or ratify any transaction or series of transactions where the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, the Corporation is a participant and a related person has or will have a direct or indirect material interest.
When considering a request for approval or ratification of a transaction, the Audit and Finance Committee may consider, among other things: (a) the nature of the related person’s interest in the transaction; (b) whether the transaction involves arms-length bids or market prices and terms; (c) the materiality of the transaction to each party; (d) the availability of the product or service through other sources; (e) whether the Corporation’s Code of Business Conduct and Ethics could be implicated or the Corporation’s reputation put at risk; (f) whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Corporation; (g) the acceptability of the transaction to the Corporation’s regulators; and (h) in the case of a non-employee director, whether the transaction would impair his or her independence.
The Board of Directors has determined that each of the following types of transactions does not create or involve a direct or indirect material interest on the part of the related person and therefore do not require review or approval under the policy:

•
Any financial services, including brokerage services, banking services, loans, insurance services and other financial services provided by the Corporation to any related person, provided that the services are (a) provided in the ordinary course of business, (b) on substantially the same terms as those prevailing at the time for comparable services provided to non-affiliates, and (c) in compliance with applicable law, including the Sarbanes-Oxley Act of 2002 and Regulation O of the Board of Governors of the Federal Reserve Board.

•
Transactions involving the purchase or sale of products or services not described in the bullet above in which the related person’s interest derives solely from his or her service as an executive officer or employee of another corporation or organization that is a party to the transaction, provided that payments from or to the Corporation for such products or services in any fiscal year do not exceed the greater of $1 million or 2% of the other entity’s consolidated gross revenues for the most recently ended fiscal year for which total revenue information is available.

•
Transactions in which the related person’s interest derives solely from his or her service as a director of, or his or her ownership of less than 10% of the equity interest (other than a general partnership interest) in, another corporation or organization that is a party to the transaction.

•
Transactions in which the related person’s interest derives solely from his or her ownership of a class of equity securities of the Corporation and all holders of that class of equity securities received the same benefit on a pro rata basis.

•
Transactions in which the related person’s interest derives solely from his or her service as a director, trustee or officer (or similar position) of a not-for-profit organization, foundation or university that receives donations from the Corporation, provided that such donations in any fiscal year do not exceed the greater of $1 million or 5% of the other entity’s consolidated gross revenues for the most recently ended fiscal year for which total revenue information is available.

•
Transactions where the rates or charges involved are determined by competitive bids, or involve the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

•
Employment and compensation arrangements for any executive officer and compensation arrangements for any director, provided that such arrangements have been approved by the Compensation Committee or the Board of Directors.

The related party transactions described above were approved in accordance with the Corporation’s policy.
Director Independence
In accordance with Nasdaq Stock Market rules, the Board of Directors determines the independence of each director and director nominee in accordance with the standards set forth in Rule 5605(a)(2) of the Nasdaq Stock Market listing rules. The Board of Directors has determined that all of the Corporation's directors who served during 2014 and who are currently serving as directors are independent in accordance with the Nasdaq Stock Market listing standards, except for Mr. Klimas. All members of the Audit and Finance Committee, the Compensation Committee, and the Governance Committee are independent in accordance with the Nasdaq Stock Market listing standards.

Item 14.	Principal Accounting Fees and Services
Principal Independent Registered Accounting Firm Fees
The Audit and Finance Committee appointed Crowe Horwath LLP as the Corporation’s independent registered public accounting firm and to audit the financial statements of the Corporation for the fiscal year ending December 31, 2014. Plante & Moran, PLLC served this role for the fiscal year ended December 31, 2013.
The following table sets forth the aggregate fees billed for services with respect to the fiscal year ended December 31, 2014 by Crowe Horwath LLP and fiscal year ended December 31, 2013 by Plante & Moran, PLLC, the Corporation’s independent registered public accounting firms for each of those fiscal years.

	For the Year Ended December 31,
	2014	2013
Audit fees	$330,000	$268,275
Audit-related fees	—	—
Tax fees(a)	21,000	24,250
All other fees(b)	37,500	50,125
Total fees	$388,500	$342,650
________________

(a)	Includes fees for services related to tax compliance.

(b)
The Audit and Finance Committee has considered whether the provision of these services is compatible with maintaining the independent registered accounting firm’s independence and has determined that the provision of such services has not affected the independent registered accounting firm’s independence. In 2013, these fees included fees for services related to the Corporation’s benefit plan audits as well as to the Corporation’s filing of a resale registration statement on Form S‑3 with the SEC, audit procedures and filings with respect to the United States Department of Housing and Urban Development, and fees associated with the transition of independent registered public accounting firms. In 2014, these fees included fees for services related to the Corporation’s benefit plan audits.

The Audit and Finance Committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent registered public accounting firm, except as described below.
The Audit and Finance Committee has established general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and reviewed such guidelines with the Board of Directors. Pre-approval may be granted by action of the Audit and Finance Committee Chairman, whose action shall be considered to be that of the entire committee. Pre-approval shall not be required for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by the Corporation to the auditors during the fiscal year in which the non-audit services are provided, (2) such services that were not recognized by the Corporation at the time of engagement to be non-audit services are provided, and (3) such services are promptly brought to the attention of the Audit and Finance Committee and approved prior to the completion of the audit. No services were provided by the Corporation’s independent registered public accounting firm pursuant to these exceptions in 2014 or 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Consolidated Financial Statements   The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 6, 2015 are included under Item 8 of this annual report on Form 10-K:
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
2(a)
Agreement and Plan of Merger dated as of December 15, 2014 by and between Northwest Bancshares, Inc. and LNB Bancorp, Inc. Incorporated by reference herein from Exhibit 2.1 of the Corporation's Form 8-K filed on December 16, 2014.

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

4(b)
Amendment, effective as of December 15, 2014, to the Rights Agreement, dated as of October 25, 2010, between LNB Bancorp, Inc. and Computershare Trust Company, N.A., as successor Rights Agent to Registrar and Transfer Company. Incorporated by reference herein from Exhibit 4.1 of the Corporation's Form 8-K filed on December 16, 2014.

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

4(g)
Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust I, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.2 of the Corporation's Form 8-K filed on August 6, 2010.

4(h)
First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.3 of the Corporation's Form 8-K filed on August 6, 2010.

4(i)
Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust II, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.4 of the Corporation's Form 8-K filed on August 6, 2010.

4(j)
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

10(j)	First Amendment to Lorain National Bank Group Term Carve Out Plan dated December 15, 2014.

10(k)
Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated December 15, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation's Form 10-K for the fiscal year ended December 31, 2005.

10(l)
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

10(ee)*	LNB Bancorp, Inc. 2014 CEO Incentive Plan. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed March 26, 2014.

10(ff)*
Change in Control Supplemental Executive Compensation Agreement, dated as of July 28, 2014, by and between LNB Bancorp, Inc. and James H. Nicholson. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 10-Q for the fiscal quarter ended September 30, 2014.

10(gg)*	LNB Bancorp, Inc. 2015 CEO Incentive Plan. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed December 17, 2014.

10(hh)*	LNB Bancorp, Inc. 2015 Management Incentive Plan for Key Employees. Incorporated by reference herein from Exhibit 10.2 to the Corporation's Form 8-K filed December 17, 2014

10(ii)*
LNB Bancorp, Inc. 2015 Indirect Lending Commission Compensation Plan for the Senior Vice President of Indirect Lending. Incorporated by reference herein from Exhibit 10.3 to the Corporation's Form 8-K filed December 17, 2014

S-K Reference Number	Exhibit
21.1	Subsidiaries of LNB Bancorp, Inc.

23.1	Consent of Plante & Moran, PLLC.

23.2	Consent of Crowe Horwath LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Voting Agreement. Incorporated by reference herein from Exhibit 99.1 of the Corporation's Form 8-K filed on December 16, 2014

101
Financial statements from the annual report on Form 10-K of LNB Bancorp, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: March 6, 2015	By:	/s/ James H. Nicholson
James H. Nicholson
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Daniel E. Klimas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
Daniel E. Klimas

/s/ James H. Nicholson	Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
James H. Nicholson

/s/ James R. Herrick	Chairman and Director	March 6, 2015
James R. Herrick

/s/ Terry D. Goode	Director	March 6, 2015
Terry D. Goode

/s/ Robert M. Campana	Director	March 6, 2015
Robert M. Campana

/s/ Frederick D. DiSanto	Director	March 6, 2015
Frederick D. DiSanto

/s/ J. Martin Erbaugh	Director	March 6, 2015
J. Martin Erbaugh

/s/ Lee C. Howley	Director	March 6, 2015
Lee C. Howley

/s/ Daniel G. Merkel	Director	March 6, 2015
Daniel G. Merkel

/s/ Thomas P. Perciak	Director	March 6, 2015
Thomas P. Perciak

/s/ John W. Schaeffer, M.D.	Director	March 6, 2015
John W. Schaeffer, M.D.

/s/ Donald F. Zwilling	Director	March 6, 2015
Donald F. Zwilling