Form 10-Q
period 2015-03-31
LNB BANCORP INC
filed 2015-05-07
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of common shares of the registrant outstanding on May 06, 2015 was 9,660,677.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$37,297	$17,927
Federal funds sold and interest bearing deposits in banks	27,623	6,215
Cash and cash equivalents	64,920	24,142
Securities available for sale, at fair value (Note 4)	203,848	217,572
Restricted stock	5,741	5,741
Loans held for sale	4,652	10,483
Loans:
Portfolio loans (Note 5)	924,403	930,025
Allowance for loan losses (Note 5)	(16,797)	(17,416)
Net loans	907,606	912,609
Bank premises and equipment, net	9,302	9,173
Other real estate owned	772	772
Bank owned life insurance	19,928	19,757
Goodwill, net (Note 3)	21,582	21,582
Intangible assets, net (Note 3)	288	321
Accrued interest receivable	3,611	3,635
Other assets	14,199	10,840
Total Assets	$1,256,449	$1,236,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 6)
Demand and other noninterest-bearing	$153,758	$158,476
Savings, money market and interest-bearing demand	460,282	436,271
Time deposits	454,971	440,178
Total deposits	1,069,011	1,034,925
Short-term borrowings (Note 7)	637	10,611
Federal Home Loan Bank advances (Note 8)	46,974	54,321
Junior subordinated debentures (Note 9)	16,238	16,238
Accrued interest payable	591	596
Accrued expenses and other liabilities	5,468	4,597
Total Liabilities	1,138,919	1,121,288
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at March 31, 2015 and December 31, 2014	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, no shares authorized and issued at March 31, 2015 and no shares authorized and issued at December 31, 2014	—	—
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,005,009 shares at March 31, 2015 and 10,002,139 at December 31, 2014	10,005	10,002
Additional paid-in capital	51,621	51,441
Retained earnings	62,125	60,568
Accumulated other comprehensive income (loss)	140	(495)
Treasury shares at cost, 347,349 shares at March 31, 2015 and 336,745 shares at December 31, 2014	(6,361)	(6,177)
Total Shareholders’ Equity	117,530	115,339
Total Liabilities and Shareholders’ Equity	$1,256,449	$1,236,627
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$8,924	$8,928
Securities:
U.S. Government agencies and corporations	939	1,028
State and political subdivisions	216	303
Other debt and equity securities	67	117
Federal funds sold and short-term investments	3	17
Total interest income	10,149	10,393
Interest Expense
Deposits	1,022	1,082
Federal Home Loan Bank advances	141	155
Short-term borrowings	—	26
Junior subordinated debentures	169	169
Total interest expense	1,332	1,432
Net Interest Income	8,817	8,961
Provision for Loan Losses (Note 5)	—	900
Net interest income after provision for loan losses	8,817	8,061
Noninterest Income
Investment and trust services	422	400
Deposit service charges	768	770
Other service charges and fees	666	753
Income from bank owned life insurance	171	169
Other income	98	151
Total fees and other income	2,125	2,243
Securities gains, (Note 4)	192	—
Gains on sale of loans	660	703
Loss on sale of other assets, net	—	(34)
Total noninterest income	2,977	2,912
Noninterest Expense
Salaries and employee benefits	4,647	4,595
Furniture and equipment	1,286	1,148
Net occupancy	609	613
Professional fees	444	494
Marketing and public relations	385	400
Supplies, postage and freight	261	214
Telecommunications	157	151
Ohio Financial Institutions Tax	210	224
Intangible asset amortization	33	33
FDIC assessments	223	272
Other real estate owned	7	24
Loan and collection expense	315	298
Other expense	612	393
Total noninterest expense	9,189	8,859
Income before income tax expense	2,605	2,114
Income tax expense	758	508
Net Income	1,847	1,606
Other comprehensive income, net of taxes:
Changes in unrealized securities' holding gain, net of taxes	762	1,871
Less: reclassification adjustments for securities' gains realized in net income, net of taxes	127	—
Total other comprehensive income, net of taxes	635	1,871
Comprehensive Income (Loss)	2,482	3,477

Net Income	1,847	1,606
Dividends and accretion on preferred stock	—	35
Net Income Available to Common Shareholders	$1,847	$1,571

Net Income Per Common Share (Note 2)
Basic	$0.19	$0.16
Diluted	0.19	0.16
Dividends declared	0.03	0.01

Average Common Shares Outstanding
Basic	9,639,880	9,615,128
Diluted	9,738,594	9,652,263

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2013	$7,670	$—	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
Net Income					1,606			1,606
Other comprehensive loss, net of tax:						1,871		1,871
Share-based compensation				68				68
Purchase of treasury stock (8,551)			—	—			(85)	(85)
Redemption of preferred stock (7,689 shares)	(7,689)	—			—			(7,689)
Preferred dividends and accretion of discount	19				(35)			(16)
Common dividends declared, $.01 per share					(97)			(97)
Balance, March 31, 2014	$—	$—	$10,002	$51,166	$55,440	$(3,317)	$(6,177)	$107,114

Balance, December 31, 2014	$—	$—	$10,002	$51,441	$60,568	$(495)	$(6,177)	$115,339
Net Income					1,847			1,847
Other comprehensive income, net of tax						635		635
Share-based compensation			—	180				180
Exercising of stock options			3					3
Purchase of treasury stock (10,604)							(184)	(184)
Preferred dividends and accretion of discount	—				—			—
Common dividends declared, $.03 per share					(290)			(290)
Balance, March 31, 2015	$—	$—	$10,005	$51,621	$62,125	$140	$(6,361)	$117,530
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Operating Activities
Net income	$1,847	$1,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	900
Depreciation and amortization	214	232
Amortization of premiums and discounts	(2)	460
Amortization of intangibles	33	33
Amortization of loan servicing rights	86	72
Amortization of deferred loan fees	(104)	(43)
Income from cash surrender value of bank-owned life insurance policies	(171)	(169)
Federal deferred income tax expense (benefit)	(206)	191
Securities gains, net	(192)	—
Share-based compensation expense	180	68
Loans originated for sale	(19,085)	(18,361)
Proceeds from sales of loan originations	25,576	21,734
Net gain from loan sales	(660)	(703)
Net loss on sale of other assets	—	34
Net increase in accrued interest receivable and other assets	(3,541)	(3,237)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	866	(1,176)
Net cash provided by operating activities	4,841	1,641
Investing Activities
Proceeds from sales of available-for-sale securities	1,920	—
Proceeds from maturities of available-for-sale securities	28,335	11,387
Purchase of available-for-sale securities	(15,376)	(10,399)
Net (increase) or decrease in loans made to customers	5,107	(9,364)
Proceeds from the sale of other real estate owned	—	172
Purchase of bank premises and equipment	(343)	(53)
Proceeds from sale of bank premises and equipment	—	9
Net cash provided by (used in) investing activities	19,643	(8,248)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(4,718)	569
Net increase in savings, money market and interest-bearing demand	24,011	36,364
Net increase (decrease) in time deposits	14,793	(5,671)
Net decrease in short-term borrowings	(9,974)	(851)
Proceeds from Federal Home Loan Bank advances	25,000	—
Payment of Federal Home Loan Bank advances	(32,400)	—
Deferred FHLB prepayment penalty	53	52
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	—	(7,670)
Proceeds from exercise of stock options	3	—
Purchase of Treasury Stock	(184)	(85)
Dividends paid	(290)	(132)
Net cash provided by financing activities	16,294	22,576
Net increase in cash and cash equivalents	40,778	15,969
Cash and cash equivalents, January 1	24,142	52,272
Cash and cash equivalents, March 31	$64,920	$68,241
Supplemental cash flow information
Interest paid	$1,337	$1,520
Income taxes paid	—	—
Transfer of loans to other real estate owned	—	609
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

Under the terms of the Merger Agreement, 50% of the Corporation’s common shares will be converted into Northwest Bancshares common stock and the remaining 50% will be exchanged for cash. The Corporation’s shareholders will have the option to elect to receive either 1.461 shares of Northwest Bancshares’ common stock or $18.70 in cash for each Corporation common share, subject to proration to ensure that, in the aggregate, 50% of the Corporation’s common shares will be converted into Northwest Bancshares stock. The Merger Agreement also provides that all options to purchase the Corporation’s stock which are outstanding and unexercised immediately prior to the closing shall be settled in cash based on a value of $18.70 less the applicable exercise price of the option, to the extent the difference is positive. In connection with the Merger Agreement and the transactions contemplated thereby, the Corporation incurred merger related expenses of $752 or $567 after tax in 2014 and $130 during the three months ended March 31, 2015.

The transaction has been approved by the Boards of Directors of the Corporation and Northwest Bancshares. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the Corporation’s shareholders. Northwest Bancshares has received all required regulatory approvals.

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the information contained in this Form 10-Q. Management has evaluated all significant events and transactions that occurred after March 31, 2015, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature.
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

	Three Months Ended March 31,
	2015	2014
Basic EPS	(Dollars in thousands, except per share data)
Net income	$1,847	$1,606
Less:
Preferred stock dividend and accretion	—	35
Income allocated to participating securities	4	6
Net income allocated to common shareholders	$1,843	$1,565

Average common shares outstanding	9,659,079	9,668,297
Less: participating shares included in average common shares outstanding	19,199	53,169
Average common shares outstanding used in basic EPS	9,639,880	9,615,128
Basic net income per common share	$0.19	$0.16

Diluted EPS:
Income used in diluted earnings per share calculation	$1,843	$1,565

Average common shares outstanding	9,639,880	9,615,128
Add: Common Stock equivalents
Stock Options	98,714	37,135
Average common stock shares outstanding	9,738,594	9,652,263
Diluted earnings per common share	$0.19	$0.16

For the three month period ended March 31, 2015, options to purchase approximately 30,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three month period ended March 31, 2014, options to purchase approximately 172,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2014, the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine the likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. The Corporation evaluates goodwill impairment annually as of November 30th of each year and more frequently if circumstances would warrant an update. Based upon this assessment the Corporation determined that there was no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2014.
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

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	1,079	1,046
Carrying value of core deposit intangibles	$288	$321

(4)    Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2015 and December 31, 2014 was as follows:

	At March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,265	$92	$(163)	$46,194
Mortgage backed securities: residential	90,474	1,162	(324)	91,312
Residential collateralized mortgage obligations	31,883	242	—	32,125
State and political subdivisions	32,728	1,526	(37)	34,217
Total Securities	$201,350	$3,022	$(524)	$203,848

	At December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$61,333	$63	$(634)	$60,762
Mortgage backed securities: residential	92,456	1,243	(479)	93,220
Residential collateralized mortgage obligations	28,617	138	(220)	28,535
State and political subdivisions	33,629	1,557	(131)	35,055
Total Securities	$216,035	$3,001	$(1,464)	$217,572

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based upon payment patterns of the underlying collateral.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at March 31, 2015 is provided in the following table. Mortgage backed securities and collateralized mortgage obligations are not due at a single maturity date and are therefore shown separately.

	At March 31, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$24,239	$24,240
Due from one year to five years	36,918	37,611
Due from five years to ten years	11,741	12,233
Due after ten years	6,095	6,327
Mortgage backed securities and Residential collateralized mortgage obligations	122,357	123,437
	$201,350	$203,848

The following table shows the proceeds from sales of available-for-sale securities for the three month period ended March 31, 2015 and 2014. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Gross realized gains	$192	$—
Gross realized losses	—	—
Net Securities Gains	$192	$—
Proceeds from the sale of available for sale securities	$1,920	$—
The tax provision related to these net realized gains was $65 for the first quarter of 2015.
The carrying value of securities pledged to secure trust deposits, public deposits, lines of credit, and for other purposes required by law amounted to $178,244 and $177,060 at March 31, 2015 and December 31, 2014, respectively.
The following is a summary of securities that had unrealized losses at March 31, 2015 and December 31, 2014. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At March 31, 2015, the Corporation held 24 securities with unrealized losses totaling $524. At December 31, 2014, there were 38 securities with unrealized losses totaling $1,464. Securities may temporarily be valued at less than amortized cost if the current levels of interest rates, as compared to the coupons on the securities held by the Corporation, are higher or if impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$19,410	$(90)	$4,926	$(73)	$24,336	$(163)
Mortgage backed securities: residential	8,719	(28)	18,279	(296)	26,998	(324)
State and political subdivisions	1,925	(5)	2,270	(32)	4,195	(37)
Total	$30,054	$(123)	$25,475	$(401)	$55,529	$(524)

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$—	$—	$43,865	$(634)	$43,865	$(634)
Mortgage backed securities: residential	9,472	(30)	26,493	(449)	35,965	(479)
Residential collateralized mortgage obligations	18,414	(81)	3,899	(139)	22,313	(220)
State and political subdivisions	1,377	(8)	4,095	(123)	5,472	(131)
Total	$29,263	$(119)	$78,352	$(1,345)	$107,615	$(1,464)

On a quarterly basis, the Corporation performs a comprehensive security impairment assessment on all securities in an unrealized loss position to determine if other-than-temporary impairment ("OTTI") exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. For debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the individual security. If the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. If a credit loss is present, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income.
The security assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.
Management does not believe that the investment securities that were in an unrealized loss position as of March 31, 2015 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

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

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015, March 31, 2014 and the year ended December 31, 2014 are summarized as follows:

Three Months Ended March 31, 2015
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Losses charged off	(255)	—	(80)	(124)	(168)	(66)	(693)
Recoveries	10	1	1	6	43	13	74
Provision charged to expense	(924)	235	(39)	217	429	82	—
Balance, end of period	$7,277	$1,110	$2,009	$3,229	$2,763	$409	$16,797

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$186	$116	$212	$—	$—	$—	$514
Collectively evaluated for impairment	7,091	994	1,797	3,229	2,763	409	16,283
Total ending allowance balance	$7,277	$1,110	$2,009	$3,229	$2,763	$409	$16,797
Loans:
Individually evaluated for impairment	$12,368	$247	$1,694	$628	$97	$62	$15,096
Collectively evaluated for impairment	407,012	75,747	69,693	126,382	217,663	12,810	909,307
Total ending loans balance	$419,380	$75,994	$71,387	$127,010	$217,760	$12,872	$924,403

Three Months Ended March 31, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(546)	—	(77)	(222)	(70)	(83)	(998)
Recoveries	6	1	2	11	58	12	90
Provision charged to expense	662	(34)	147	205	(68)	(12)	900
Balance, end of period	$10,244	$464	$1,483	$3,478	$1,513	$315	$17,497

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$838	$73	$6	$—	$—	$—	$917
Collectively evaluated for impairment	9,406	$391	$1,477	$3,478	$1,513	$315	16,580
Total ending allowance balance	$10,244	$464	$1,483	$3,478	$1,513	$315	$17,497
Loans:
Individually evaluated for impairment	$16,175	$460	$1,254	$980	$190	$65	$19,124
Collectively evaluated for impairment	392,292	82,837	67,417	121,844	209,504	17,171	891,065
Total ending loans balance	$408,467	$83,297	$68,671	$122,824	$209,694	$17,236	$910,189

Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(1,407)	(35)	(340)	(1,382)	(399)	(261)	(3,824)
Recoveries	261	33	7	76	214	31	622
Provision charged to expense	(530)	379	1,049	952	1,051	212	3,113
Balance, end of year	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$742	$51	$223	$—	$—	$—	$1,016
Collectively evaluated for impairment	7,704	823	1,904	3,130	2,459	380	16,400
Total ending allowance balance	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Loans:
Individually evaluated for impairment	$13,828	$201	$1,688	$711	$127	$63	$16,618
Collectively evaluated for impairment	411,564	77,324	69,808	125,218	216,072	13,421	913,407
Total ending loans balance	$425,392	$77,525	$71,496	$125,929	$216,199	$13,484	$930,025

Delinquencies
Age Analysis of Past Due Loans as of March 31, 2015

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$923	$1,305	$4,498	$6,726	$412,654	$419,380	$—
Commercial	594	—	90	684	75,310	75,994	—
Residential real estate	368	16	1,453	1,837	69,550	71,387	—
Home equity loans	497	409	1,422	2,328	124,682	127,010	—
Indirect	420	149	128	697	217,063	217,760
Consumer	30	140	89	259	12,613	12,872	—
Total	$2,832	$2,019	$7,680	$12,531	$911,872	$924,403	$—

Age Analysis of Past Due Loans as of December 31, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,026	$5	$5,857	$8,888	$416,504	$425,392	$—
Commercial	10	94	97	201	77,324	77,525	—
Residential real estate	431	37	1,481	1,949	69,547	71,496	—
Home equity loans	530	315	1,242	2,087	123,842	125,929	—
Indirect	287	92	130	509	215,690	216,199	—
Consumer	235	22	248	505	12,979	13,484	—
Total	$4,519	$565	$9,055	$14,139	$915,886	$930,025	$—

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
Impaired loans for the Period Ended March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

	At March 31, 2015			Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$11,591	$16,521	$—	$11,585
Commercial	55	226	—	65
Residential real estate	1,335	1,477	—	1,325
Home equity loans	628	1,376	—	670
Indirect	97	192	—	112
Consumer	62	62	—	63
With allowance recorded:
Commercial real estate	777	1,901	186	1,513
Commercial	192	192	116	159
Residential real estate	359	359	212	366
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$15,096	$22,306	$514	$15,858

Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$11,578	$16,320	$—	$12,650
Commercial	74	391	—	445
Residential real estate	1,316	1,457	—	1,241
Home equity loans	711	1,408	—	874
Indirect	127	235	—	158
Consumer	63	63	—	64
With allowance recorded:
Commercial real estate	2,250	2,256	742	2,903
Commercial	127	127	51	169
Residential real estate	372	372	223	148
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$16,618	$22,629	$1,016	$18,652
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At March 31, 2014			Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,512	$16,899	$—	$14,021
Commercial	202	255	—	208
Residential real estate	1,233	1,371	—	1,482
Home equity loans	980	1,563	—	1,045
Indirect	190	263	—	192
Consumer	65	97	—	113
With allowance recorded:
Commercial real estate	3,663	5,553	838	2,988
Commercial	258	258	73	258
Residential real estate	21	82	6	11
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$19,124	$26,341	$917	$20,318
*Impaired loans shown in the tables above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most of these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated loan loss reserves of $9 for the TDR loans at March 31, 2015.
The following table summarizes the number of loans modified as a TDR during the three months of March 31, 2015. In the first quarter of 2014 there were no loans that were modified with a TDR designation.

	Three Months Ended As of March 31, 2015
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	2	$628	$628
Total	2	$628	$628
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2015 were not materially different. Loans modified during the three months ended March 31, 2015 did not involve the forgiveness of principal at the modification date.
There were no loans modified in a TDR that subsequently defaulted during the twelve month periods ended March 31, 2015 and 2014, respectively (i.e., 90 days or more past due following a modification).
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
Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates. Loans modified in a TDR are monitored for delinquency as an early indicator of possible future default. If the TDR loan defaults, the Corporation evaluates the loan for further impairment, which could increase the loan loss reserves.
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
The Corporation had approximately $632 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR at March 31, 2015.

Nonaccrual Loans
Nonaccrual loan balances at March 31, 2015 and December 31, 2014 are as follows:

Loans On Nonaccrual Status	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial real estate	$7,796	$7,884
Commercial	247	189
Residential real estate	3,633	3,803
Home equity loans	4,571	3,900
Indirect	557	475
Consumer	184	327
Total Nonaccrual Loans	$16,988	$16,578
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for March 31, 2015 and December 31, 2014:

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

The following tables present the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of March 31, 2015 and December 31, 2014:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	March 31, 2015
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$13	$—	$—	$—	$—	$13
Grade 2 — Modest	600	4,817	—	—	—	—	5,417
Grade 3 — Better than average	7,133	3,064	—	—	—	—	10,197
Grade 4 — Average	332,753	62,141	4,546	—	—	—	399,440
Grade 5 — Acceptable	65,422	1,769	317	—	—	—	67,508
Total Pass Credits	405,908	71,804	4,863	—	—	—	482,575
Grade 6 — Special mention	655	3,782	25	—	—	—	4,462
Grade 7 — Substandard	12,817	408	1,038	—	—	—	14,263
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	419,380	75,994	5,926	—	—	—	501,300
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	64,037	124,682	217,063	12,613	418,395
30-59 days past due loans not internally risk graded	—	—	213	497	420	30	1,160
60-89 days past due loans not internally risk graded	—	—	16	409	149	140	714
90+ days past due loans not internally risk graded	—	—	1,195	1,422	128	89	2,834
Total loans not internally credit risk graded	—	—	65,461	127,010	217,760	12,872	423,103
Total loans internally and not internally credit risk graded	$419,380	$75,994	$71,387	$127,010	$217,760	$12,872	$924,403

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

(6)    Deposits
Deposit balances are summarized as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Demand and other noninterest-bearing	$153,758	$158,476
Interest checking	183,715	171,312
Savings	130,463	128,383
Money market accounts	146,104	136,576
Consumer time deposits	335,563	337,670
Public time deposits	114,409	102,508
Brokered CD's	4,999	—
Total deposits	$1,069,011	$1,034,925

The aggregate amount of certificates of deposit in denominations of $250,000 or more amounted to $98,185 and $83,516 at March 31, 2015 and December 31, 2014, respectively.
The maturity distribution of certificates of deposit as of March 31, 2015 are as follows:

March 31, 2015
(Dollars in thousands)
0-12 months	$243,873
12-24 months	156,052
24-36 months	40,742
36-48 months	8,953
48-60 months	5,351
Total	$454,971

(7)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The amount available for borrowing under the line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2015, the Bank had pledged approximately $94,871 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $47,436. No amounts were outstanding under the line of credit at March 31, 2015 or December 31, 2014.
The Corporation has a $6,000 line of credit with an unaffiliated financial institution. As of March 31, 2015 there were no balances outstanding under the line of credit.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At March 31, 2015 and December 31, 2014, the outstanding balance of securities sold under repurchase agreements totaled $637 and $611, respectively. No Federal funds were purchased as of March 31, 2015. There was $10,000 in federal funds that were purchased as of December 31, 2014.

The following table presents the components of Federal funds purchased and securities sold under agreements to repurchase and short-term borrowings as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Federal funds purchased	$—	$10,000
Securities sold under agreements to repurchase	637	611
Total short-term borrowings	$637	$10,611

Short-term borrowings	March 31, 2015	December 31, 2014
Average balance during the year	$638	$3,886
Weighted-average annual interest rate during the year	0.25%	0.59%
Maximum month-end balance	$637	$10,611

(8)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,974 and $54,321 at March 31, 2015 and December 31, 2014 respectively. All advances were bullet maturities with no call features. At March 31, 2015, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $99,641 and $9,847, respectively. The maximum borrowing capacity of the Bank at March 31, 2015 was $72,774. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding under the CMA line of credit at March 31, 2015 and December 31, 2014.
Maturities of FHLB advances outstanding at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Maturity January 2015 with fixed rate of 0.80%	$—	$20,000
Maturity March 2015 with fixed rate of 0.24%	—	7,400
Maturity December 2016 with fixed rate of 0.79%	10,000	10,000
Maturity January 2017 with a variable rate of 0.42%	20,000	—
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate of 1.24%	2,500	2,500
Restructuring prepayment penalty	(526)	(579)
Total FHLB advances	$46,974	$54,321

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

At March 31, 2015, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2015	$—	—%
2016	10,000	0.79%
2017	35,000	0.65
2018	2,500	1.24
2019	—	—
Thereafter	—	—
Total	$47,500	0.71%
Restructuring prepayment penalty	(526)
Total	$46,974

(9)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10,000 of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligations of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2015 were 1.75% and 6.64% for Trust I and Trust II, respectively. At March 31, 2015 and December 31, 2014, accrued interest payable for Trust I was $6 and $6 and for Trust II was $22 and $22, respectively. At March 31, 2015 the balance of the junior subordinated debentures were $8,119 each, for Trust I and Trust II.
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
A summary of the contractual amount of commitments at March 31, 2015 and December 31, 2014 follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to extend credit	$70,522	$104,982
Home equity lines of credit	97,158	94,443
Standby letters of credit	8,132	8,132
Total	$175,812	$207,557
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries at March 31, 2015, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

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

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$64,920	$64,920	$64,920	$—	$—
Securities	203,848	203,848	—	203,848	—
Restricted stock	5,741	N/A	N/A	N/A	N/A
Portfolio loans, net	907,606	913,139	—	—	913,139
Loans held for sale	4,652	4,767	—	4,767	—
Accrued interest receivable	3,611	3,611	—	913	2,698
Financial liabilities
Deposits:
Demand, savings and money market	614,040	603,437	—	603,437	—
Certificates of deposit	454,971	456,812	—	456,812	—
Short-term borrowings	637	637	—	637	—
Federal Home Loan Bank advances	46,974	47,484	—	47,484	—
Junior subordinated debentures	16,238	22,963	—	22,963	—
Accrued interest payable	591	591	—	—	591

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$24,142	$24,142	$24,142	$—	$—
Securities	217,572	217,572	—	217,572	—
Restricted stock	5,741	N/A	N/A	N/A	N/A
Portfolio loans, net	912,609	913,844	—	—	913,844
Loans held for sale	10,483	11,164	—	11,164	—
Accrued interest receivable	3,635	3,635	—	921	2,714
Financial liabilities
Deposits:
Demand, savings and money market	594,747	579,825	—	579,825	—
Certificates of deposit	440,178	441,786	—	441,786	—
Short-term borrowings	10,611	10,611	—	10,611	—
Federal Home Loan Bank advances	54,321	54,847	—	54,847	—
Junior subordinated debentures	16,238	22,452	—	22,452	—
Accrued interest payable	596	596	—	—	596
Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of March 31, 2015 and December 31, 2014, Cash and due from banks, Federal funds sold and interest bearing deposits in other banks were classified as Level 1.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,194	$—	$46,194	$—
Mortgage backed securities: residential	91,312	—	91,312	—
Residential collateralized mortgage obligations	32,125	—	32,125	—
State and political subdivisions	34,217	—	34,217	—
Derivative interest rate swaps	280	—	280	—
Total	$204,128	$—	$204,128	$—

Description	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$60,762	$—	$60,762	$—
Mortgage-backed securities: residential	93,220	—	93,220	—
Residential collateralized mortgage obligations	28,535	—	28,535	—
State and political subdivisions	35,055	—	35,055	—
Derivative interest rate swaps	152	—	152	—
Total	$217,724	$—	$217,724	$—
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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarters ended March 31, 2015 and December 31, 2014. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at lower of cost or fair value, or assessed for impairment. The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2015 and December 31, 2014, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections and market comparable pricing.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

March 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired Loans: Commercial Real Estate	$—	$—	$591	$591
Total assets at fair value on a nonrecurring basis	$—	$—	$591	$591

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired Loans: Commercial Real Estate	$—	$—	$1,508	$1,508
Total assets at fair value on a nonrecurring basis	$—	$—	$1,508	$1,508
Impaired loans:    Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $777, with a valuation allowance of $186 at March 31, 2015. At March 31, 2014, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,924, with a valuation allowance of $1,546, resulting in a reduction to provision for loan losses of $124 and $127 for the three month period ended March 31, 2015 and March 31, 2014.
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

For the three month period ended March 31, 2015, the following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$591	Sales comparison approach	Adjustment for differences between the comparable sales with a 10% to 20% cost to sell adjustment
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value (dollars in thousands) for the period ended December 31, 2014.

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$1,508	Sales comparison approach	Adjustment for differences between the comparable sales with a 10% to 20% cost to sell adjustment

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the three months ended March 31, 2015.

(12)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of March 31, 2015 were stock options granted in 2007, 2008, 2009, 2012, 2013 and 2014 and long-term restricted shares issued in 2010, 2011, 2012 and 2013. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
During the three months ended March 31, 2015, the Corporation granted no stock options to certain employees. All outstanding stock options were granted at an exercise price equal to the fair value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third of the underlying shares vest on each the first, second and third anniversaries of the grant date.
The Corporation recognizes compensation expense for awards with a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $59 and $26 for the three months ended March 31, 2015 and 2014.

The following table summarizes the Corporation's stock options outstanding at March 31, 2015:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.39	35,000	6.84	35,000	$5.39
$9.07-$9.56	122,394	8.17	36,930	9.19
$11.03	109,500	9.15	—	—
$12.12	7,500	9.32	—	—
$14.47	78,000	2.85	78,000	14.47
$16.00-$16.50	32,500	1.72	32,500	16.04
$19.10	30,000	0.84	30,000	19.10
Outstanding at end of period	414,894	6.30	212,430	$12.95

A summary of the status of stock options for the three month period ended March 31, 2015 and 2014 is presented in the table below:

	March 31,		March 31,
	2015		2014
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	452,530	$12.09	337,696	$12.43
Granted	—	—	—	—
Forfeited or expired	(30,000)	19.17	—	—
Exercised	(7,636)	7.87	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	414,894	$11.58	337,696	$12.43
Exercisable at end of period	212,430	$12.95	197,833	$14.96

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of the Corporation's common stock. The total intrinsic value of options exercised during the first quarter period of March 31, 2015 was $75.

Restricted Shares

Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock was $8 and $38 for the three months ended March 31, 2015 and 2014, respectively.

The closing market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of long-term restricted stock. A summary of the status of outstanding restricted shares at March 31, 2015 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	38,552	$6.45
Granted	—	—
Vested	(28,552)	5.28
Forfeited or expired	—	—
Nonvested at March 31, 2015	10,000	$9.48
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third of the underlying shares on each of the first, second and third anniversaries of the grant date. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The term of the SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the three months ended March 31, 2015, was $0 and for 2014 was $0.

(13) Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of the Corporation’s accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$1,013	$(1,508)	$(495)
Amounts recognized in other comprehensive income, net of taxes of $391	762	—	762
Reclassified amounts out of accumulated other comprehensive income, net of tax of $65	(127)	—	(127)
Balance at the end of the period	$1,648	$(1,508)	$140

	Three Months Ended March 31, 2014
	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(3,892)	$(1,296)	$(5,188)
Amounts recognized in other comprehensive income, net of taxes of $964	1,871	—	1,871
Reclassified amounts out of accumulated other comprehensive income, net of tax	—	—	—
Balance at the end of the period	$(2,021)	$(1,296)	$(3,317)

	March 31, 2015	March 31, 2014	Income statement line item presentation
Realized gains on sale of securities	$(192)	$—	Investment securities losses (gains), net
Tax expense (34%)	65	—	Income tax expense (benefit)
Reclassified amount, net of tax	$(127)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2015. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2014, and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary of Significant Transactions and Events

The following is a summary of transactions or events that have impacted the Corporation's results of operations or financial condition during the first quarter of 2015:

•
On December 15, 2014, the Corporation entered into the Merger Agreement by and between Northwest Bancshares and the Corporation. Pursuant to the Merger Agreement, the Corporation will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. The transaction is expected to close in the third quarter of 2015. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the Corporation’s shareholders. Northwest Bancshares has received all required regulatory approvals. In the first quarter of 2015, in connection with the pending merger, the Corporation recognized $130,000 in merger related expense for the three months ended March 31, 2015. A majority of the expenses relate to core system data file extracts being run in preparation of the merger.

•
In connection with the pending merger, during the first quarter of 2015, the Corporation made a payment of approximately $3.7 million towards its liquidation damages obligation associated with the termination notification of its core processing information technology services agreement. The liquidation fee is fully refundable, less current expenses associated with system conversion support, if the merger is not consummated on or prior to December 31, 2015. Due to the possible refund of the liquidation damage payment, the $3.7 million is currently classified as an other asset on the balance sheet.

•
A new branch located in Stow, Ohio opened in January 2015. The full service branch is the Corporation's 21st retail-banking location and operates under the Morgan Bank franchise. As of March 31, 2015, the branch had added nearly 100 new deposit account relationships in the amount of approximately $3.2 million.

•
Due to an improved liquidity position, during the first quarter of 2015 the Corporation successfully repaid $12.4 million in advances under its CMA with the FHLB. In addition to the repayment of the CMA advances, the Corporation was able to renew a maturing three year $20 million FHLB advance with a fixed rate of 0.80% to a two year variable FHLB advance at a current rate of 0.42%.

•
The Corporation periodically has taken actions to reduce interest rate exposure within its investment portfolio and the balance sheet taken as a whole, which have included the sale of investment securities. During the first quarter of 2015 the Corporation sold odd lot fixed income available for sale securities with a principal balance of $1.7 million for a net pre-tax gain of $192,000.

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
The primary business of the Bank is providing personal, mortgage and commercial banking products, along with investment management and trust services. The Lorain National Bank operates through 21 retail-banking locations and 28 automated teller machines (“ATM's”) in Lorain, Erie, Cuyahoga and Summit counties in the Ohio communities of Lorain,

Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake, Stow, and Hudson, as well as a business development office in Cuyahoga County. The Bank also operates offices in Columbus, Ohio and Lexington, Kentucky that specialize in originating Small Business Administration (SBA) related loans.
Net income for the first quarter 2015 was $1,847 compared to $1,606 for the same period one year ago. Net income available to common shareholders for the first quarter 2015 was $1,847, or $0.19 per diluted common share, compared to $1,571, or $0.16 per diluted common share, for the first quarter 2014. The increase in net income for the quarter ended March 31, 2015 was mainly due to the Corporation taking no provision for loan loss during the quarter as a result of improved asset quality.
Net interest income on a fully taxable equivalent (FTE) basis for the first quarter 2015 was $8,924, a decrease of 2.1%, compared to $9,117 for the first quarter 2014. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the first quarter 2015 was 3.13% compared to 3.21% for the first quarter 2014. The decrease in interest margin was primarily due to a Build America Bond (BAB) that was called as a result of a qualifying event provision under the bond being triggered during the first quarter of 2015, which resulted in unanticipated acceleration of the amortization of the premium on the bond. The premium expense was in the amount of $78 and resulted in an overall decrease in interest income year over year. Also contributing to the decrease in interest margin year over year was higher dealer reserve expense amortization in the consumer indirect portfolio. The increase in dealer reserve expense is largely a result of an increase in frequency and accelerated timing of prepayments on loans in the indirect auto loan portfolio.
The provision for loan losses was $0 for the quarter ended March 31, 2015 compared to $900 for the quarter ended March 31, 2014. This was primarily due to the improvement in the overall credit quality and the composition of the Corporation's non-accrual loans. See Item 1. Financial Statements - Note 5: Loans and Allowance for Loan Losses and Table 7: Analysis of Allowance for Loan Losses of this MD&A for further details.
Noninterest income was $2,977 for the first quarter 2015 compared to $2,912, or a 2.2% increase, when compared to the first quarter 2014. The increase was primarily attributed to gain on the sale of available for sale securities of $192.
Noninterest expense for the first quarter 2015 was $9,189, an increase of $330, or 3.7%, when compared to noninterest expense of $8,859 for the same period one year ago. The increase period over period in noninterest expense was mainly due to pre-tax merger and acquisition related expenses of $130 and a $270 charge related to the discovery that vault funds were missing at a branch office, which is further described under Table 4: Details on Noninterest Expense in this MD&A.
During the first quarter 2015, loans decreased slightly as total portfolio loans ended at $924,403, a 0.6% decrease, compared to $930,025 at December 31, 2014. Total assets for the first quarter 2015 ended at $1,256,449 compared to $1,236,627 at December 31, 2014, an increase of $19,822, or 1.6%. The increase in total assets was due to higher cash and deposit balances in the first quarter of 2015. Total deposits grew to $1,069,011 at March 31, 2015, an increase of 3.3%, from $1,034,925 at December 31, 2014.
The Corporation continues to see overall improvements in credit quality. The Corporation’s nonperforming loans totaled $16,988 at March 31, 2015, or 1.84% of total loans, an increase from $16,578, or 1.78% relative to its total loans, at December 31, 2014, and a decrease from $20,918, or 2.30% of total loans, in the first quarter 2014.
The allowance for probable loan losses was $16,797 at March 31, 2015, compared to $17,416 at December 31, 2014, and constituted 1.82% of total portfolio loans at March 31, 2015, compared to 1.87% of total portfolio loans at December 31, 2014. The ratio of annualized net charge-offs to average loans at March 31, 2015 was 0.27% compared to 0.26% at December 31, 2014, and 0.41% at March 31, 2014.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$172,551	$939	2.21%	$184,487	$1,078	2.37%
State and political subdivisions	34,114	301	3.58	33,267	434	5.29
Federal funds sold and short-term investments	13,247	3	0.08	16,740	17	0.41
Restricted stock	5,741	67	4.75	5,221	67	5.22
Commercial loans	502,228	5,418	4.37	496,647	5,370	4.38
Residential real estate loans	45,891	553	4.89	46,763	564	4.89
Home equity lines of credit	116,543	1,117	3.89	110,266	1,056	3.79
Installment loans	266,751	1,858	2.82	257,109	1,963	3.13
Total Earning Assets	$1,157,066	$10,256	3.62%	$1,150,500	$10,549	3.67%
Allowance for loan loss	(17,320)			(17,540)
Cash and due from banks	31,846			35,775
Bank owned life insurance	19,817			19,421
Other assets	49,076			46,224
Total Assets	$1,240,485			$1,234,380
Liabilities and Shareholders’ Equity:
Consumer time deposits	$370,880	$758	0.83%	$411,774	$861	0.85%
Public time deposits	75,250	149	0.80	81,954	135	0.67
Brokered time deposits	3,943	4	0.39	—	—	—
Savings deposits	128,544	11	0.04	127,636	11	0.04
Money market accounts	140,544	75	0.22	119,243	55	0.19
Interest-bearing demand	162,218	25	0.06	169,732	20	0.05
Short-term borrowings	1,718	—	0.14	4,663	26	2.32
FHLB advances	48,684	141	1.17	46,737	155	1.34
Junior subordinated debentures	16,329	169	4.20	16,334	169	4.20
Total Interest-Bearing Liabilities	$948,110	$1,332	0.57%	$978,073	$1,432	0.59%
Noninterest-bearing deposits	171,219			145,640
Other liabilities	5,137			3,986
Shareholders’ Equity	116,019			106,681
Total Liabilities and Shareholders’ Equity	$1,240,485			$1,234,380
Net Yield on Earning Assets (FTE)		$8,924	3.13%		$9,117	3.21%
Taxable Equivalent Adjustment		(107)	(0.04)		(156)	(0.05)
Net Interest Income Per Financial Statements		$8,817			$8,961
Net Yield on Earning Assets			3.09%			3.16%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollars in thousands except per share data)

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.8% of the Corporation’s revenues for the three months ended March 31, 2015. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $8,817 for the first quarter 2015 compared to $8,961 during the same quarter of 2014, a decrease of 1.6%. In the first quarter of 2015 both net interest income and margin were impacted by higher premium amortization expense in the investment portfolio and higher dealer reserve expense on indirect portfolio loans, due to the low interest rate environment and high credit score individuals leading to refinances and payoffs. The decrease in interest income was partially offset through lower cost of funds, as total interest expense decreased $100, or 7.0%, year over year. Lower total interest expense is due primarily to the continued low interest rate environment and the Corporation's strategy of replacing higher cost funding with low cost of deposits. Adjusting for tax-exempt income, net interest income FTE for the first quarter of 2015 and 2014 was $8,924 and $9,117, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.13% for the three months ended March 31, 2015, compared to 3.21% for the three months ended March 31, 2014.
Average earning assets for the first quarter of 2015 were $1,157,066, an increase of $6,566, or 0.6%, compared to $1,150,500 for the first quarter of last year. The yield on average loans during the first quarter of 2015 was 3.90%, which was 9 basis points lower than the 3.99% yield on average loans during the first quarter of 2014. The decrease is primarily the result of newer loans originated at lower market yields and higher rates of prepayments on the indirect auto loan portfolio. Interest income from securities was $1,240 (FTE) for the three months ended March 31, 2015, compared to $1,512 during the first quarter of 2014. The yield on average securities decreased to 2.43% from 2.82%, respectively, for these periods. The decrease in interest income from securities is primarily the result of a municipal Build America Bond (BAB) that the Corporation held which was called in the first quarter of 2015. The call resulted in an acceleration of $78 in premium expense. The Corporation no longer holds BAB investment securities within its investment portfolio.
The cost of interest-bearing liabilities was 0.57% during the first quarter of 2015 compared to 0.59% during the same period in 2014. This decrease was primarily due to the sustained low interest rate environment and strong growth on noninterest-bearing accounts. Average noninterest-bearing accounts were $171,219 for the first quarter of 2015, an increase of 17.6%, compared to $145,640 for the same period a year ago. Total average interest-bearing liabilities were $948,110 for the quarter ended March 31, 2015, a decrease of $29,963, or 3.2%, compared to the quarter ended March 31, 2014. The average cost of trust preferred securities was 4.2% for the first quarter of 2015, compared to 4.2% for the first quarter of 2014. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64%, and the other half accrued dividends at LIBOR plus 1.48%, which was 1.75% as of March 31, 2015.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2015 and March 31, 2014. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense in 2015 over 2014
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(65)	$(74)	$(139)
State and political subdivisions	7	(140)	(133)
Federal funds sold and short-term investments	(1)	(13)	(14)
Restricted stock	6	(6)	—
Commercial loans	60	(12)	48
Residential real estate loans	(11)	—	(11)
Home equity lines of credit	60	1	61
Installment loans	86	(191)	(105)
Total Interest Income	142	(435)	(293)
Consumer time deposits	(84)	(19)	(103)
Public time deposits	(13)	27	14
Brokered time deposits	4	—	4
Savings deposits	—	—	—
Money market accounts	11	9	20
Interest-bearing demand	(1)	6	5
Short-term borrowings	(1)	(25)	(26)
FHLB advances	6	(20)	(14)
Junior subordinated debenture	—	—	—
Total Interest Expense	(78)	(22)	(100)
Net Interest Income (FTE)	$220	$(413)	$(193)

Net interest income (FTE) for the first quarter 2015 was $8,924 compared to $9,117 for the first quarter 2014, a decrease of $193, or 2.1%. This decrease was primarily attributed to prepayments experienced in the Corporation's investment portfolio. Interest income on securities of U.S. Government agencies and corporations decreased by $139, of which $74 is attributed to lower rates, while lower volume accounted for a decrease of $65.
Interest income on commercial loans increased $48 in the first quarter of 2015 compared to the same quarter last year. The increase in commercial loan volume of $60 was offset by the rate decrease of $12. The decrease in rate was largely the result of competitive pressure among financial services companies. Interest income on residential real estate loans decreased by $11 in the first quarter of 2015 compared to the same quarter last year. The decrease of $11 is attributed to change in volume. Interest income on installment loans decreased $105 in the first quarter of 2015 compared to the same quarter last year, with a decrease in rate of $191, which was offset by an increase in volume of $86. The decrease was largely the result of the continued lower interest rate environment resulting in higher prepayments and the competitive nature of indirect lending.
The $103 decrease in interest expense for consumer time deposits in the first quarter of 2015 compared to the same quarter last year was primarily due to lower market interest rates, as existing accounts continued to renew at lower market interest rates. The decrease in overall interest expense is largely due to the maturity of higher-rate deposit certificates and a more favorable mix of lower cost deposits. Total interest expense decreased $100, with the decrease being attributed to a $22 decrease due to rate and a decrease of $78 due to volume.

Noninterest Income
Table 3: Details of Noninterest Income

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Investment and trust services	$422	$400
Deposit service charges	768	770
Other service charges and fees	666	753
Income from bank owned life insurance	171	169
Other income	98	151
Total fees and other income	2,125	2,243
Securities gains, net	192	—
Gain on sale of loans	660	703
Gain or (loss) on sale of other assets, net	—	(34)
Total noninterest income	$2,977	$2,912

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014 Noninterest Income Comparison
Total fees and other income for the three months ended March 31, 2015 was $2,125, a decrease of $118, or 5.3%, from $2,243 for the same period in 2014. The Corporation utilizes derivatives as a part of its risk management strategy in conducting its mortgage activities. Consequently, changes in fair value of the instruments, both gains and losses of the instruments are recorded in the Consolidated Statements of Income in other income. The decrease of $53, or 35.1%, in other income from the first quarter of 2015 compared to the first quarter of 2014 was primarily the result of changes in the fair value of mortgage interest rate-locked pipeline loans. Interest rate-locked pipeline loans significantly decreased year-over-year.
For the three months ended March 31, 2015, deposit service charges were $768 compared to $770 for the same period one year ago. For the three months ended March 31, 2015, other service charges and fees decreased to $666 from $753 for the same period in 2014. Income earned on investment and trust services for the first quarter of 2015 increased $22 compared to the first quarter of 2014.
Gain on the sale of loans was $660 for the first quarter of 2015, compared to $703 for the first quarter of 2014, a decrease of $43 or 6.1%. The decrease in the gain on the sale of loans was due largely to the sale of fewer Small Business Administration (SBA) loans. At March 31, 2015 the Corporation had approximately $1,190 of the guaranteed portions of SBA loans which were available for sale. Sales of other assets resulted in $0 for the three months ended March 31, 2015 compared to a loss of $34 for the same period one year ago. Generally, sales of other assets included bank owned property.
The following table details the gain on the sale of loans recognized for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Gain on sale of mortgage loans	$180	$110
Gain on sale of indirect auto consumer loans	117	98
Gain on sale of SBA loans	363	495
	$660	$703
As noted above, the Corporation experienced an increase in the demand for mortgage lending, primarily in the refinance and purchase market. The increase in gain on the sale of mortgage loans during the first quarter of 2015 was in large part due to the Corporation's new pricing program. As a result of the new program, the gain on the sale of mortgage loans for the three months ended March 31, 2015 increased $71, or 65.1%. The gain on the sale of SBA loans for the three months ended March 31, 2015 was $363 compared to $495 from the same period one year ago as previously mentioned. The Corporation retains the unguaranteed portion of these loans and sells the guaranteed portion of these loans. In the first quarter of 2015, gain on the sale of indirect auto consumer loans was $117 compared to $98 for the first quarter of 2014. The increase of $19, or 19.4%, from the first quarter 2014 was due primarily to the continued strength in auto industry sales and the Corporation's strategy of electing to sell more indirect auto consumer loans.
Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$4,647	$4,595
Furniture and equipment	1,286	1,148
Net occupancy	609	613
Professional fees	444	494
Marketing and public relations	385	400
Supplies, postage and freight	261	214
Telecommunications	157	151
Ohio franchise tax	210	224
Intangible asset amortization	33	33
FDIC assessments	223	272
Other real estate owned	7	24
Loan and collection expense	315	298
Other expense	612	393
Total Noninterest Expense	$9,189	$8,859

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014 Noninterest Expense Comparison
Noninterest expense for the first quarter of 2015 increased $330, or 3.7%, compared to the same period of 2014. Salaries and employee benefits expense increased $52, or 1.1%, compared to the same period one year ago. Furniture and equipment expense increased $138, or 12.0%, compared to the same period one year ago primarily due to an increase in data processing expense related to the proposed merger with Northwest Bancshares. Other real estate owned expenses decreased by $17 or 70.8% largely due to fewer properties under management. Marketing and public relations expense in the first quarter 2015 decreased by $15, or 3.8%, compared to the same period one year ago. Professional fees decreased by $50, or 10.1%, compared to the same period one year ago. Taxes due in the state of Ohio decreased $14 in the first quarter 2015, or 6.3%, compared to same period one year ago. This was due to state legislation changes resulting in a favorable change in the financial institution tax calculation for community banks from an equity based method to an asset based method. Other expenses increased by $219 or 55.7%. The increase was largely due to a loss of $270 related to the discovery that cash vault funds were missing at a branch office. Based on its internal investigation the Corporation believes the loss was due to apparent fraudulent behavior of an employee and does not believe the incident will have any further significant impact on the Corporation's financial results beyond the loss described above. The Corporation's insurance carrier has been notified and authorities continue to investigate the matter.

Income taxes
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014 Income Taxes Comparison
The Corporation recognized income tax expense of $758 and $508 for the first quarter 2015 and 2014, respectively. The increase in the Corporation’s effective tax rate to 29.1% at March 31, 2015, from 24.0% at March 31, 2014, compared to the Federal statutory tax rate of 34%, was due to higher pre-tax income in the first quarter 2015 compared to the same quarter in 2014. Included in net income for the three months ended March 31, 2015, and March 31, 2014, was $391 and $486 of nontaxable income, respectively, which was comprised of $139 and $137, respectively, related to life insurance policies and $252 and $349, respectively, of tax-exempt investment and loan interest income.

Financial Condition
Overview
The Corporation’s total assets at March 31, 2015, were $1,256,449 compared to $1,236,627 at December 31, 2014, an increase of $19,822, or 1.6%. The balance sheet growth was funded by growth in deposits. Cash and cash equivalents increased $40,778 due to the loan portfolio payoffs, security transactions and an increase in deposit base, offset by a reduction of short-term borrowings and decline in FHLB advances. Total deposits at March 31, 2015, were $1,069,011 compared to $1,034,925 at December 31, 2014, an increase of $34,086, or 3.3%. The increase in total deposits was primarily due to increases in savings, money market and interest-bearing demand accounts of $24,011. Time deposits increased by $14,793, or 3.4% from December 31, 2014. Contributing to the increase in time deposits is the Corporation's use of brokered CDs. The use of brokered CDs by the Corporation in the first quarter was to enhance it's liquidity position. During the first quarter of 2015, the Corporation obtained $5,000 in brokered CDs having a three month term at an average all in rate of 0.20%. Other decreases to note when compared to December 31, 2014 are decreases in portfolio loans of $5,622 and securities available for sale of $13,724.
Securities
The composition of the Corporation’s securities portfolio at March 31, 2015 and December 31, 2014, is presented in Note 4 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities at March 31, 2015 decreased $13,724, or 6.3%, compared to December 31, 2014. As of March 31, 2015, the portfolio was comprised of 97.3% available-for-sale securities and 2.7% restricted stock. Available for sale securities were comprised of 22.7% U.S. Government Agencies and corporations, 44.8% U.S. Agency mortgage-backed securities, 15.8% U.S. collateralized mortgage obligations, and 16.8% municipal securities at March 31, 2015. The available-for-sale securities had a net temporary unrealized gain of $2,498, representing 1.2% of the total amortized cost of the Corporation's available-for-sale securities. The Corporation has decreased the size of its investment portfolio and has worked to shorten the duration of securities held in the portfolio, as there is potential for changes in rates and stronger loan growth in the coming quarters coupled with the pending merger with Northwest Bancshares.
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
At March 31, 2015, the available-for-sale securities portfolio had gross unrealized gains of $3,022 and gross unrealized losses of $524. The gross unrealized losses represented 0.3% of the total amortized cost of the Corporation’s available-for-sale securities at March 31, 2015. At March 31, 2015, the Corporation held twenty-four available-for-sale securities with an unrealized loss position for greater than twelve months totaling $401. Available-for-sale securities with an unrealized loss position for less than twelve months totaled $123 at March 31, 2015. The unrealized gains and losses at December 31, 2014, were $3,001 and $1,464, respectively. See Note 4 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides detail by loan segment.
Total portfolio loans at March 31, 2015 were $924,403. This was a decrease of $5,622 over total portfolio loans of $930,025 at December 31, 2014. The Corporation strives to achieve a well-diversified loan portfolio. As of March 31, 2015, the Corporation's loan portfolio was as follows: Commercial and commercial real estate loans represented 53.6%, indirect loans represented 23.6%, home equity loans represented 13.7%, residential real estate mortgage loans represented 7.7% and consumer loans represented 1.4% of total portfolio loans at March 31, 2015.

Table 5: Loan Portfolio Distribution

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Commercial real estate	$419,380	$425,392	$408,467
Commercial	75,994	77,525	83,297
Residential real estate	71,387	71,496	68,671
Home equity loans	127,010	125,929	122,824
Indirect	217,760	216,199	209,694
Consumer	12,872	13,484	17,236
Total Loans	924,403	930,025	910,189
Allowance for loan losses	(16,797)	(17,416)	(17,497)
Net Loans	$907,606	$912,609	$892,692

Loan Mix Percent
Commercial real estate	45.4%	45.7%	44.9%
Commercial	8.2%	8.3%	9.2%
Residential real estate	7.7%	7.7%	7.5%
Home equity loans	13.7%	13.5%	13.5%
Indirect	23.6%	23.2%	23.0%
Consumer	1.4%	1.4%	1.5%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $495,374 at March 31, 2015. This was a decrease of $7,543 over December 31, 2014, and an increase of $3,610 from March 31, 2014. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by assets other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $1,331 of the $71,387 residential real estate mortgage loan portfolio at March 31, 2015. At March 31, 2015 residential real estate mortgage loans decreased by $109, or 0.2%, in comparison to December 31, 2014 and increased $2,716, or 4.0%, from March 31, 2014.
Indirect auto loans increased by $1,561, or 0.7%, compared to December 31, 2014, and increased $8,066, or 3.8%, compared to March 31, 2014. The increase was primarily attributable to continued strong demand in auto sales in the first quarter of 2015. The Corporation's indirect loan business originates high quality indirect auto loans, defined as loans with borrowers that have personal credit scores that are greater than 750, primarily in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pennsylvania, and Tennessee.
Home equity loans increased $1,081, or 0.9%, when compared to December 31, 2014, and increased $4,186, or 3.4%, compared to March 31, 2014. The increase was largely attributable to a successful loan promotional campaign implemented during the first quarter of 2015. Consumer loans decreased $612, or 4.5%, in comparison to December 31, 2014 and decreased by $4,364, or 25.3%, compared to March 31, 2014.
Loans held for sale are not included in portfolio loans and as of March 31, 2015 total loans classified as held for sale were $4,652 compared to $10,483 as of December 31, 2014. Residential real estate mortgage loans held for sale represented $567, or 12.2%, indirect loans represented $2,895, or 62.2%, and SBA guaranteed loans represented $1,190 or 25.6%, of loans held for sale at March 31, 2015. Residential real estate mortgage loans held for sale represented $249, or 13.7%, and indirect loans represented $1,562, or 86.3%, of loans held for sale at March 31, 2014.
Table 6 shows the amount of portfolio loans outstanding as of March 31, 2015 based on the remaining scheduled principal payments or principal amounts re-pricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent re-pricing, have been classified as due in one year or less for purposes of the table.

Table 6: Cash Flow and Interest Rate Information for Loans:

March 31, 2015
Due in one year or less	$180,964
Due after one year but within five years	470,187
Due after five years	273,252
Totals	$924,403
Due after one year with a predetermined fixed interest rate	$541,077
Due after one year with a floating interest rate	202,362
Totals	$743,439
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
The Corporation uses a historical loss methodology in determining the level of allowances for various loan segments. The Corporation is in the process of developing data for migration analysis which assists in estimating probable incurred losses, for commercial loans based on a history of loans migrating through the various loan grades.
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

Table 7 presents the Corporation's detailed activity in the allowance for loan losses and related charge-off activity for the three months ended March 31, 2015, and 2014.
Table 7: Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Balance at beginning of year	$17,416	$17,505
Charge-offs:
Commercial real estate	(255)	(546)
Commercial	—	—
Residential real estate	(80)	(77)
Home equity loans	(124)	(222)
Indirect	(168)	(70)
Consumer	(66)	(83)
Total Charge-offs	(693)	(998)
Recoveries:
Commercial real estate	10	6
Commercial	1	1
Residential real estate	1	2
Home equity loans	6	11
Indirect	43	58
Consumer	13	12
Total Recoveries	74	90
Net Charge-offs	(619)	(908)
Provision for loan losses	—	900
Balance at end of period	$16,797	$17,497

Average Portfolio loans outstanding	$925,565	$906,843
Annualized ratio to average loans:
Net Charge-offs	0.27%	0.41%
Provision for loan losses	—%	0.39%

Loans outstanding	$924,403	$910,189

As a percent of outstanding loans	1.82%	1.92%
* Loans held for sale are excluded in the average portfolio loans outstanding balance.
The allowance for loan losses at March 31, 2015 was $16,797, or 1.82%, of outstanding loans, compared to $17,497, or 1.92%, of outstanding loans at March 31, 2014. The allowance for loan losses was 98.88% and 83.65% of nonperforming loans at March 31, 2015 and 2014, respectively. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics.
Net charge-offs for the three months ended March 31, 2015 were $619, compared to $908 for the three months ended March 31, 2014. Net charge-offs as a percent of average loans was 0.27% for the first quarter of 2015 and 0.41% for the same period in 2014. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that were collateral dependent and deemed uncollectible. As a result, the loans were written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

The provision for loan losses was $0 for the three months ended March 31, 2015 compared to $900 for the three months ended March 31, 2014. No provision was recorded due a continued improvement in asset quality, a decline in historical charge offs and an impaired loan that held a large specific reserve being refinanced out to another banking institution. Consumer loan quality, especially in home equity loans, while somewhat affected by the real estate market, has been largely influenced by the weak economic recovery. Due to the decrease in charge-offs combined with improving economic conditions, the allocation of the allowance for loan losses has shifted to a lesser allocation of specific reserves and an increase in general reserves which are comprised primarily of qualitative measures.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at March 31, 2015. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of March 31, 2015, and December 31, 2014, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any other category.

Allocation of the Allowance for Loan Losses by Loan Type

	March 31, 2015		December 31, 2014
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$7,277	45.4%	$8,446	45.7%
Commercial	1,110	8.2%	874	8.4%
Residential real estate	2,009	7.7%	2,127	7.7%
Home equity loans	3,229	13.7%	3,130	13.5%
Indirect	2,763	23.6%	2,459	23.3%
Consumer	409	1.4%	380	1.4%
Total	$16,797	100.0%	$17,416	100.0%

The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.
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
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 8 highlights the average balances and the average rates paid on these sources of funds for the three months ended March 31, 2015, and December 31, 2014.

The following table shows the various sources of funding for the Corporation.

Table 8: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Noninterest-bearing checking	$171,219	$156,840	—%	—%
Interest-bearing checking	162,218	167,007	0.06%	0.05%
Savings deposits	128,544	128,121	0.04%	0.04%
Money market accounts	140,544	130,123	0.22%	0.20%
Consumer time deposits	370,880	390,606	0.83%	0.83%
Public time deposits	75,250	78,219	0.80%	0.70%
Brokered time deposits	3,943	—	0.39%	—%
Total Deposits	$1,052,598	$1,050,916	0.39%	0.40%
Short-term borrowings	1,718	3,950	0.14%	2.15%
FHLB borrowings	48,684	46,859	1.17%	1.34%
Junior subordinated debentures	16,329	16,326	4.20%	4.17%
Total borrowings	$66,731	$67,135	1.89%	2.24%
Total funding	$1,119,329	$1,118,051	0.57%	0.58%
During the first quarter of 2015, the Corporation obtained $5,000 in brokered CDs having a three month term at an average all in rate of 0.20%. The $5,000 in brokered CDs constituted 5,000 transferable individual time time deposit accounts each in the amount of $1,000 denominations. At December 31, 2014 the Corporation had no brokered time deposit balances.
Average deposit balances increased from $1,050,916 at December 31, 2014, to $1,052,598 at March 31, 2015. An increase in lower-costing deposits, namely checking, savings and money market accounts resulted in a decrease in total deposit funding cost. Checking, savings and money market accounts accounted for 57.2% of total deposits at March 31, 2015 compared to 51.6% at year end. The improved mix and extended lower interest rate environment contributed to the Corporation's lower total funding cost. These low-cost funds had an average yield of 0.39% at March 31, 2015 compared to 0.40% at December 31, 2014. Included in these funds are consumer time deposits which carried an average yield of 0.83% at March 31, 2015 compared to 0.83% at December 31, 2014. Time deposits to total average deposits were $446,130, or 42.4%, of total deposits at March 31, 2015.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Short term borrowings decreased 94.0%, to $637 at March 31, 2015 compared to $10,611 at December 31, 2014. The decline is due to higher liquidity position at the institution, as cash increased $40,778, which led to the payoff of the short term borrowings. As of March 31, 2015, of $637 in short borrowings, repurchase agreements represented $637 and $0 represented borrowings on a line of credit with an unaffiliated financial institution. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 with interest at the prime rate, which was 3.50% annually at December 31, 2014 and 3.50% at March 31, 2015. The Corporation did not purchase Federal funds at March 31, 2015.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances were $46,974 at March 31, 2015 compared to $54,321 at December 31, 2014, while the junior subordinated debentures remained constant at $16,238. In the first quarter of 2015, the Corporation repaid $12,400 of Cash Management Advance (CMA) FHLB advances with a contractual average interest rate of 0.24% and a weighted average remaining term to maturity of three months. In addition to the repayment of the CMA advance, the Corporation was able to renew a maturing three year $20 million FHLB advance with a fixed rate of 0.80% to a two year variable FHLB advance at a current rate of 0.42%.
Capital Management

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
As mentioned in the aforementioned, rules to implement Basel III capital requirements became effective on January 1, 2015 for community banks. This marked the first step towards a fully phased-in disclosure under new rules by 2019. Based upon the final capital rules, the Corporation estimates that the CET1 ratio using the Standard Approach exceeded the minimum of 7% by 221 basis points as of March 31, 2015. The March 31, 2015 capital ratios were prepared under Basel III capital requirements, which were effective January 1, 2015. Prior year ratios were prepared under Basel I requirements. At March 31, 2015 and December 31, 2014, the Corporation exceeded all of its regulatory capital requirements under regulatory guidelines.

	Actual		Effective 2015 minimum requirements
March 31, 2015	Amount	Ratio	Amount	Ratio
Common Equity tier 1 capital - Basel 3	$95,575	9.29%	$46,314	4.5%
Tier 1 Capital (to Risk-Weighted Assets) - Basel 3	111,813	10.86	61,752	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets) - Basel 3	111,813	9.19	48,662	4.0
Total Capital ratio - Basel 3	124,678	12.12	82,335	8.0

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$122,374	12.51%	$78,232	8.0%	$97,790	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	110,086	11.26	39,116	4.0	58,674	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,086	9.10	48,406	4.0	60,507	5.0

Capital Resources
The Corporation continued to maintain a capital position that it believes is appropriate. Total shareholders' equity was $117,530 at March 31, 2015, compared to $115,339 at December 31, 2014, an increase of $2,191, or 1.9%.
During the first quarter 2015, factors increasing shareholders' equity were net income of $1,847 and $635 in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities. Included in shareholders' equity was $161 windfall tax benefit. The windfall was due to the appreciation of the Corporation's stock price at the time restricted stock units vest. An increase to the tax benefit, which is referred to as a windfall tax benefit, is generated when the tax deduction exceeds what the Corporation had recorded as a deferred tax asset. This incremental benefit is recorded as an increase to additional paid-in capital. A factor decreasing shareholders' equity during the first quarter of 2015 was cash dividends of $290. In the fourth quarter of 2014, the Corporation increased its quarterly cash dividend to $.03 per common share from $.01 per common share. The increase was reflective of improvements in profits and the overall capital position at the Corporation.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. No shares were repurchased under this program in the first quarter of 2015.
At March 31, 2015, the Corporation held 347,349 shares of common stock as treasury stock at a cost of $6,361. In the first three months of 2015, 10,604 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $184. At March 31, 2014, the Corporation held 336,745 shares of common stock as treasury stock at a cost of $6,177. In the first three months of 2014, 8,551 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $85.
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2014. No significant changes since the previous assessment at December 31, 2014 have occurred, thus no additional information to indicate goodwill is impaired has been reviewed.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of March 31, 2015, the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

Table 9 sets forth nonperforming assets at March 31, 2015, and December 31, 2014.
Table 9: Nonperforming Assets

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial real estate	$7,796	$7,884
Commercial	247	189
Residential real estate	3,633	3,803
Home equity loans	4,571	3,900
Indirect	557	475
Consumer	184	327
Total nonperforming loans	16,988	16,578
Other foreclosed assets	772	772
Total nonperforming assets	$17,760	$17,350
Loans 90 days past due accruing interest	$—	$—

Total nonperforming loans as a percent of total loans	1.84%	1.78%
Total nonperforming assets as a percent of total assets	1.41%	1.40%
Allowance for loan losses to nonperforming loans	98.88%	105.05%
The Corporation continues to actively manage credit quality and problem loans. Nonperforming loans at March 31, 2015 were $16,988 compared to $16,578 at December 31, 2014, an increase of $410 or 2.5%. Nonperforming commercial real estate loans were $7,796 for March 31, 2015, compared to $7,884 at December 31, 2014. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at March 31, 2015, was 1.36% of total loans, down from 1.52% at December 31, 2014. Additionally, total 30-59 day and 60-89 day delinquencies were 0.31% and 0.22% of total loans at March 31, 2015, compared to 0.49% and 0.06% of total loans at December 31, 2014, respectively.
Other foreclosed assets were $772 as of March 31, 2015, compared to $772 at December 31, 2014. The $772 was comprised of two commercial properties totaling $228 and seven residential properties, totaling $544. This compares to two commercial properties totaling $228 and seven residential properties, totaling $544 as of December 31, 2014.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At March 31, 2015, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity, and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $29,317 at March 31, 2015.

The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend, if declared, and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent and private lines of credit as of March 31, 2015.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the re-pricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31,
2015, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease by $885 or 2.54%, and in a -200 basis point shock, net interest income would decrease $3,889, or 11.16%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results. The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates.

The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At March 31, 2015, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 6.27% while a -200 basis point change in rates would decrease the value of the Corporation’s equity by 18.30%.

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

•
a failure of the Corporation’s operating systems or infrastructure, or those of its third-party vendors, or errors or fraudulent behavior of employees or third-parties, that could disrupt its business;

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
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2015, were: (1) designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities as appropriate to allow for timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings
There were no new material legal proceedings or material changes to existing legal proceedings involving the Corporation during the first quarter of 2015.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1, 2015 — January 31, 2015	—	$—	—	129,500
February 1, 2015 — February 28, 2015	10,604	17.40	—	129,500
March 1, 2015 — March 31, 2015	—	—	—	129,500
Total	10,604	$17.40	—	129,500

(1)
All shares were surrendered to the Corporation by employees for tax withholding purposes in conjunction with the vesting of restricted stock awarded to the employees by the Corporation under the 2006 Stock Incentive Plan, as amended.

(2)
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of March 31, 2015, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during the first quarter of 2015.

Item 6.	Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: May 07, 2015	By:	/s/ James H. Nicholson
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

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income and Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements.