Form 10-Q
period 2015-06-30
LNB BANCORP INC
filed 2015-08-04
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of common shares of the registrant outstanding on August 3, 2015 was 9,660,820.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$30,810	$17,927
Federal funds sold and interest bearing deposits in banks	2,291	6,215
Cash and cash equivalents	33,101	24,142
Securities available for sale, at fair value (Note 4)	208,243	217,572
Restricted stock	5,741	5,741
Loans held for sale	4,050	10,483
Loans:
Portfolio loans (Note 5)	933,838	930,025
Allowance for loan losses (Note 5)	(15,929)	(17,416)
Net loans	917,909	912,609
Bank premises and equipment, net	9,235	9,173
Other real estate owned	793	772
Bank owned life insurance	19,835	19,757
Goodwill, net (Note 3)	21,582	21,582
Intangible assets, net (Note 3)	254	321
Accrued interest receivable	3,512	3,635
Other assets	14,100	10,840
Total Assets	$1,238,355	$1,236,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 6)
Demand and other noninterest-bearing	$148,939	$158,476
Savings, money market and interest-bearing demand	459,951	436,271
Time deposits	442,331	440,178
Total deposits	1,051,221	1,034,925
Short-term borrowings (Note 7)	635	10,611
Federal Home Loan Bank advances (Note 8)	47,027	54,321
Junior subordinated debentures (Note 9)	16,238	16,238
Accrued interest payable	613	596
Accrued expenses and other liabilities	4,681	4,597
Total Liabilities	1,120,415	1,121,288
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at June 30, 2015 and December 31, 2014	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, no shares authorized and issued at June 30, 2015 and no shares authorized and issued at December 31, 2014	—	—
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,008,169 shares at June 30, 2015 and 10,002,139 at December 31, 2014	10,008	10,002
Additional paid-in capital	51,627	51,441
Retained earnings	64,096	60,568
Accumulated other comprehensive loss	(1,430)	(495)
Treasury shares at cost, 347,349 shares at June 30, 2015 and 336,745 shares at December 31, 2014	(6,361)	(6,177)
Total Shareholders’ Equity	117,940	115,339
Total Liabilities and Shareholders’ Equity	$1,238,355	$1,236,627
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$9,008	$9,188	$17,932	$18,116
Securities:
U.S. Government agencies and corporations	890	1,040	1,829	2,068
State and political subdivisions	294	310	510	613
Other debt and equity securities	67	67	134	184
Federal funds sold and short-term investments	2	7	5	24
Total interest income	10,261	10,612	20,410	21,005
Interest Expense
Deposits	1,067	1,023	2,089	2,105
Federal Home Loan Bank advances	138	157	279	312
Short-term borrowings	6	27	6	53
Junior subordinated debentures	170	169	339	338
Total interest expense	1,381	1,376	2,713	2,808
Net Interest Income	8,880	9,236	17,697	18,197
Provision for Loan Losses (Note 5)	—	893	—	1,793
Net interest income after provision for loan losses	8,880	8,343	17,697	16,404
Noninterest Income
Investment and trust services	450	456	872	856
Deposit service charges	777	849	1,545	1,619
Other service charges and fees	716	738	1,382	1,491
Income from bank owned life insurance	473	173	644	342
Other income (loss)	(2)	106	96	257
Total fees and other income	2,414	2,322	4,539	4,565
Securities gains (loss), (Note 4)	—	(5)	192	(5)
Gains on sale of loans	704	890	1,364	1,593
Loss on sale of other assets, net	7	44	7	10
Total noninterest income	3,125	3,251	6,102	6,163
Noninterest Expense
Salaries and employee benefits	4,589	4,510	9,236	9,105
Furniture and equipment	1,325	1,177	2,611	2,325
Net occupancy	593	603	1,202	1,216
Professional fees	411	426	855	920
Marketing and public relations	433	390	818	790
Supplies, postage and freight	154	218	415	432
Telecommunications	167	162	324	313
Ohio Financial Institutions Tax	210	223	420	447
Intangible asset amortization	34	34	67	67
FDIC assessments	232	261	455	533
Other real estate owned	28	37	35	61
Loan and collection expense	297	372	612	670
Other expense	422	385	1,034	778
Total noninterest expense	8,895	8,798	18,084	17,657
Income before income tax expense	3,110	2,796	5,715	4,910
Income tax expense	849	773	1,607	1,281
Net Income	2,261	2,023	4,108	3,629
Other comprehensive income, net of taxes:
Changes in unrealized securities' holding gain (loss), net of taxes	(1,570)	1,381	(808)	3,252
Less: reclassification adjustments for securities' gains realized in net income, net of taxes	—	(3)	127	(3)
Total other comprehensive income (loss), net of taxes	(1,570)	1,384	(935)	3,255
Comprehensive Income	691	3,407	3,173	6,884

Net Income	2,261	2,023	4,108	3,629
Dividends and accretion on preferred stock	—	—	—	35
Net Income Available to Common Shareholders	$2,261	$2,023	$4,108	$3,594

CONTINUED
Net Income Per Common Share (Note 2)
Basic	$0.23	$0.21	$0.43	$0.37
Diluted	0.23	0.21	0.42	0.37
Dividends declared	0.03	0.01	0.06	0.02

Average Common Shares Outstanding
Basic	9,650,490	9,626,420	9,645,215	9,620,806
Diluted	9,751,825	9,643,892	9,741,560	9,637,814

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2013	$7,670	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
Net Income				3,629			3,629
Other comprehensive income, net of tax:	—	—	—	—	3,255	—	3,255
Share-based compensation	—	—	131	—	—	—	131
Purchase of treasury stock (8,551)	—	—	—	—	—	(85)	(85)
Redemption of preferred stock (7,689 shares)	(7,689)		—	—	—	—	(7,689)
Preferred dividends and accretion of discount	19	—	—	(35)	—	—	(16)
Common dividends declared, $.02 per share	—	—	—	(193)	—	—	(193)
Balance, June 30, 2014	$—	$10,002	$51,229	$57,367	$(1,933)	$(6,177)	$110,488

Balance, December 31, 2014	$—	$10,002	$51,441	$60,568	$(495)	$(6,177)	$115,339
Net Income				4,108			4,108
Other comprehensive loss, net of tax	—	—	—	—	(935)	—	(935)
Share-based compensation	—	—	186	—	—	—	186
Exercising of stock options	—	6	—	—	—	—	6
Purchase of treasury stock (10,604)	—	—	—	—	—	(184)	(184)
Common dividends declared, $.06 per share	—	—	—	(580)	—	—	(580)
Balance, June 30, 2015	$—	$10,008	$51,627	$64,096	$(1,430)	$(6,361)	$117,940
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Operating Activities
Net income	$4,108	$3,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	1,793
Depreciation and amortization	441	418
Amortization of premiums and discounts	198	909
Amortization of intangibles	67	67
Amortization of loan servicing rights	190	137
Amortization of deferred loan fees	(95)	(162)
Income from cash surrender value of bank-owned life insurance policies	(644)	(342)
Federal deferred income tax expense (benefit)	321	(157)
Securities (gains) loss, net	(192)	5
Share-based compensation expense	186	131
Loans originated for sale	(45,381)	(47,977)
Proceeds from sales of loan originations	53,177	51,197
Net gain from loan sales	(1,364)	(1,593)
Net loss on sale of other assets	(7)	(10)
Net increase in accrued interest receivable and other assets	(3,166)	(5,489)
Net increase in accrued interest payable, taxes and other liabilities	104	5,313
Net cash provided by operating activities	7,943	7,869
Investing Activities
Proceeds from sales of available-for-sale securities	1,920	2,327
Proceeds from maturities of available-for-sale securities	51,131	29,214
Purchase of available-for-sale securities	(45,146)	(30,824)
Net (increase) or decrease in loans made to customers	(5,439)	(7,572)
Proceeds from the sale of other real estate owned	222	371
Death benefit from bank owned life insurance	566	—
Purchase of bank premises and equipment	(506)	(125)
Proceeds from sale of bank premises and equipment	3	6
Net cash provided by (used in) investing activities	2,751	(6,603)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(9,537)	12,619
Net increase in savings, money market and interest-bearing demand	23,680	17,781
Net increase (decrease) in time deposits	2,153	(27,051)
Net decrease in short-term borrowings	(9,976)	(1,214)
Proceeds from Federal Home Loan Bank advances	25,000	—
Payment of Federal Home Loan Bank advances	(32,400)	—
Deferred FHLB prepayment penalty	106	105
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	—	(7,670)
Proceeds from exercise of stock options	3	—
Purchase of Treasury Stock	(184)	(85)
Dividends paid	(580)	(228)
Net cash used in financing activities	(1,735)	(5,743)
Net increase (decrease) in cash and cash equivalents	8,959	(4,477)
Cash and cash equivalents, January 1	24,142	52,272
Cash and cash equivalents, June 30	$33,101	$47,795
Supplemental cash flow information
Interest paid	$2,696	$2,909
Income taxes paid	1,350	100
Transfer of loans to other real estate owned	234	824
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

Under the terms of the Merger Agreement, 50% of the Corporation’s common shares will be converted into Northwest Bancshares common stock and the remaining 50% will be exchanged for cash. The Corporation’s shareholders have the option to elect to receive either 1.461 shares of Northwest Bancshares’ common stock or $18.70 in cash for each Corporation common share, subject to proration to ensure that, in the aggregate, 50% of the Corporation’s common shares will be converted into Northwest Bancshares stock. The Merger Agreement also provides that all options to purchase the Corporation’s stock which are outstanding and unexercised immediately prior to the closing shall be settled in cash based on a value of $18.70 less the applicable exercise price of the option, to the extent the difference is positive. In connection with the Merger Agreement and the transactions contemplated thereby, the Corporation incurred merger related expenses of $752 or $567 after tax in 2014 and $268 before tax during the six months ended June 30, 2015.

The transaction has been approved by the Boards of Directors of the Corporation and Northwest Bancshares and by the shareholders of the Corporation. Northwest Bancshares has received all required regulatory approvals. The transaction is expected to be completed on August 14, 2015, subject to customary closing conditions.

Basis of Presentation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. The consolidated financial statements also include the accounts of North Coast Community Development Corporation, which is a wholly-owned subsidiary of the Bank. All intercompany transactions and balances have been eliminated in consolidation.
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the information contained in this Form 10-Q. Management has evaluated all significant events and transactions that occurred after June 30, 2015, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature.
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
Accounting Guidance Adopted in 2015
In June 2014, the FASB issued new accounting guidance that applies secured borrowing accounting to repurchase-to-maturity transactions and linked repurchase financings and expands disclosure requirements. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2014, effective January 1, 2015, and was implemented using a cumulative-effect approach to transactions outstanding as of the effective date with no adjustment to prior periods. The disclosure for secured borrowings will be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after June 30, 2015. Early adoption was not permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. Additional information regarding short-term borrowings is provided in Note 7 ("Short-Term Borrowings").

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic EPS	(Dollars in thousands, except per share data)
Net income	$2,261	$2,023	$4,108	$3,629
Less:
Preferred stock dividend and accretion	—	—	—	35
Income allocated to participating securities	2	8	6	16
Net income allocated to common shareholders	$2,259	$2,015	$4,102	$3,578

Average common shares outstanding	9,660,490	9,664,972	9,659,789	9,666,626
Less: participating shares included in average common shares outstanding	10,000	38,552	14,574	45,820
Average common shares outstanding used in basic EPS	9,650,490	9,626,420	9,645,215	9,620,806
Basic net income per common share	$0.23	$0.21	$0.43	$0.37

Diluted EPS:
Income used in diluted earnings per share calculation	$2,259	$2,015	$4,102	$3,578

Average common shares outstanding	9,650,490	9,626,420	9,645,215	9,620,806
Add: Common Stock equivalents
Stock Options	101,335	17,472	96,345	17,008
Average common stock shares outstanding	9,751,825	9,643,892	9,741,560	9,637,814
Diluted earnings per common share	$0.23	$0.21	$0.42	$0.37

For the three month period ended June 30, 2015, options to purchase approximately 30,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the six month periods ended June 30, 2015, approximately 30,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 337,696 common shares were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2014. For the three month and six month periods ended June 30, 2014, approximately 300,196 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	1,113	1,046
Carrying value of core deposit intangibles	$254	$321

(4)    Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at June 30, 2015 and December 31, 2014 was as follows:

	At June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,684	$—	$(827)	$45,857
Mortgage backed securities: residential	84,568	738	(581)	84,725
Residential collateralized mortgage obligations	44,581	139	(354)	44,366
State and political subdivisions	32,291	1,140	(136)	33,295
Total Securities	$208,124	$2,017	$(1,898)	$208,243

	At December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$61,333	$63	$(634)	$60,762
Mortgage backed securities: residential	92,456	1,243	(479)	93,220
Residential collateralized mortgage obligations	28,617	138	(220)	28,535
State and political subdivisions	33,629	1,557	(131)	35,055
Total Securities	$216,035	$3,001	$(1,464)	$217,572

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based upon payment patterns of the underlying collateral.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at June 30, 2015 is provided in the following table. Mortgage backed securities and collateralized mortgage obligations are not due at a single maturity date and are therefore shown separately.

	At June 30, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$20,001	$19,935
Due from one year to five years	31,545	31,617
Due from five years to ten years	21,750	21,784
Due after ten years	5,679	5,816
Mortgage backed securities and Residential collateralized mortgage obligations	129,149	129,091
	$208,124	$208,243

The following table shows the proceeds from sales of available-for-sale securities for the six month period ended June 30, 2015 and 2014. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Gross realized gains	$192	$—
Gross realized losses	—	(5)
Net Securities Gains	$192	$(5)
Proceeds from the sale of available for sale securities	$1,920	$2,327
The tax provision related to these net realized gains was $65 for the six month period ended June 30, 2015.
The carrying value of securities pledged to secure trust deposits, public deposits, lines of credit, and for other purposes required by law amounted to $168,359 and $177,060 at June 30, 2015 and December 31, 2014, respectively.
The following is a summary of securities that had unrealized losses at June 30, 2015 and December 31, 2014. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2015, the Corporation held 46 securities with unrealized losses totaling $1,898. At December 31, 2014, there were 38 securities with unrealized losses totaling $1,464. Securities may temporarily be valued at less than amortized cost if the current levels of interest rates, as compared to the coupons on the securities held by the Corporation, are higher or if impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$41,156	$(528)	$4,701	$(299)	$45,857	$(827)
Mortgage backed securities: residential	26,368	(248)	14,858	(333)	41,226	(581)
Residential collateralized mortgage obligations	29,458	(354)	—	—	29,458	(354)
State and political subdivisions	4,932	(54)	2,214	(82)	7,146	(136)
Total	$101,914	$(1,184)	$21,773	$(714)	$123,687	$(1,898)

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$—	$—	$43,865	$(634)	$43,865	$(634)
Mortgage backed securities: residential	9,472	(30)	26,493	(449)	35,965	(479)
Residential collateralized mortgage obligations	18,414	(81)	3,899	(139)	22,313	(220)
State and political subdivisions	1,377	(8)	4,095	(123)	5,472	(131)
Total	$29,263	$(119)	$78,352	$(1,345)	$107,615	$(1,464)

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
Management does not believe that the investment securities that were in an unrealized loss position as of June 30, 2015 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

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

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015, June 30, 2014 and the year ended December 31, 2014 are summarized as follows:

Six Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Losses charged off	(352)	(50)	(136)	(664)	(301)	(155)	(1,658)
Recoveries	21	2	1	13	119	15	171
Provision charged to expense	(1,292)	155	(135)	816	264	192	—
Balance, end of period	$6,823	$981	$1,857	$3,295	$2,541	$432	$15,929

Three Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$7,277	$1,110	$2,009	$3,229	$2,763	$409	$16,797
Losses charged off	(98)	(50)	(56)	(540)	(134)	(87)	(965)
Recoveries	11	1	1	7	74	3	97
Provision charged to expense	(367)	(80)	(97)	599	(162)	107	—
Balance, end of period	$6,823	$981	$1,857	$3,295	$2,541	$432	$15,929

As of June 30, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$383	$37	$206	$—	$—	$—	$626
Collectively evaluated for impairment	6,440	944	1,651	3,295	2,541	432	15,303
Total ending allowance balance	$6,823	$981	$1,857	$3,295	$2,541	$432	$15,929
Loans:
Individually evaluated for impairment	$11,899	$193	$1,559	$550	$85	$61	$14,347
Collectively evaluated for impairment	410,852	76,235	70,021	127,316	220,783	14,284	919,491
Total ending loans balance	$422,751	$76,428	$71,580	$127,866	$220,868	$14,345	$933,838

Six Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(700)	—	(150)	(895)	(177)	(109)	(2,031)
Recoveries	21	2	6	19	97	18	163
Provision charged to expense	501	(23)	179	1,181	20	(65)	1,793
Balance, end of period	$9,944	$476	$1,446	$3,789	$1,533	$242	$17,430

Three Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,244	$464	$1,483	$3,478	$1,513	$315	$17,497
Losses charged off	(155)	—	(73)	(672)	(108)	(25)	(1,033)
Recoveries	14	1	3	8	40	7	73
Provision charged to expense	(159)	11	33	975	88	(55)	893
Balance, end of period	$9,944	$476	$1,446	$3,789	$1,533	$242	$17,430

Year Ended December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$742	$51	$223	$—	$—	$—	$1,016
Collectively evaluated for impairment	7,704	$823	$1,904	$3,130	$2,459	$380	16,400
Total ending allowance balance	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Loans:
Individually evaluated for impairment	$13,828	$201	$1,688	$711	$127	$63	$16,618
Collectively evaluated for impairment	411,564	77,324	69,808	125,218	216,072	13,421	913,407
Total ending loans balance	$425,392	$77,525	$71,496	$125,929	$216,199	$13,484	$930,025

Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(1,407)	(35)	(340)	(1,382)	(399)	(261)	(3,824)
Recoveries	261	33	7	76	214	31	622
Provision charged to expense	(530)	379	1,049	952	1,051	212	3,113
Balance, end of year	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$742	$51	$223	$—	$—	$—	$1,016
Collectively evaluated for impairment	7,704	823	1,904	3,130	2,459	380	16,400
Total ending allowance balance	$8,446	$874	$2,127	$3,130	$2,459	$380	$17,416
Loans:
Individually evaluated for impairment	$13,828	$201	$1,688	$711	$127	$63	$16,618
Collectively evaluated for impairment	411,564	77,324	69,808	125,218	216,072	13,421	913,407
Total ending loans balance	$425,392	$77,525	$71,496	$125,929	$216,199	$13,484	$930,025

Delinquencies
Age Analysis of Past Due Loans as of June 30, 2015

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$349	$108	$5,345	$5,802	$416,949	$422,751	$—
Commercial	47	9	87	143	76,285	76,428	—
Residential real estate	102	360	1,415	1,877	69,703	71,580	—
Home equity loans	384	42	1,299	1,725	126,141	127,866	—
Indirect	497	132	47	676	220,192	220,868
Consumer	77	13	222	312	14,033	14,345	—
Total	$1,456	$664	$8,415	$10,535	$923,303	$933,838	$—

Age Analysis of Past Due Loans as of December 31, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,026	$5	$5,857	$8,888	$416,504	$425,392	$—
Commercial	10	94	97	201	77,324	77,525	—
Residential real estate	431	37	1,481	1,949	69,547	71,496	—
Home equity loans	530	315	1,242	2,087	123,842	125,929	—
Indirect	287	92	130	509	215,690	216,199	—
Consumer	235	22	248	505	12,979	13,484	—
Total	$4,519	$565	$9,055	$14,139	$915,886	$930,025	$—

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
Impaired loans for the period ended June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

	At June 30, 2015			Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$10,966	$13,837	$—	$11,279	$11,378
Commercial	53	53	—	54	61
Residential real estate	1,207	1,398	—	1,271	1,286
Home equity loans	550	1,249	—	589	630
Indirect	85	180	—	91	103
Consumer	61	61	—	63	63
With allowance recorded:
Commercial real estate	933	1,901	383	855	1,320
Commercial	140	140	37	166	153
Residential real estate	352	352	206	356	361
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$14,347	$19,171	$626	$14,724	$15,355

Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$11,578	$16,320	$—	$12,650
Commercial	74	391	—	445
Residential real estate	1,316	1,457	—	1,241
Home equity loans	711	1,408	—	874
Indirect	127	235	—	158
Consumer	63	63	—	64
With allowance recorded:
Commercial real estate	2,250	2,256	742	2,903
Commercial	127	127	51	169
Residential real estate	372	372	223	148
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$16,618	$22,629	$1,016	$18,652
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At June 30, 2014			Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$13,276	$18,712	$—	$12,894	$13,772
Commercial	1,353	1,577	—	778	590
Residential real estate	1,237	1,439	—	1,235	1,401
Home equity loans	953	1,535	—	967	1,015
Indirect	165	231	—	178	183
Consumer	64	103	—	65	97
With allowance recorded:
Commercial real estate	2,917	3,907	772	3,290	2,964
Commercial	293	293	85	275	269
Residential real estate	—	—	—	11	7
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$20,258	$27,797	$857	$19,693	$20,298
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

That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most of these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated loan loss reserves of $0 for the TDR loans at June 30, 2015.
The following table summarizes the number of loans modified as a TDR and the recorded investment and unpaid principal balance by loan segment as of June 30, 2015 and June 30, 2014.

	Three Months Ended As of June 30, 2015			Six Months Ended As of June 30, 2015
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	—	$—	$—	2	$624	$624
Total	—	$—	$—	2	$624	$624
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	Three Months Ended As of June 30, 2014			Six Months Ended As of June 30, 2014
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	1	$500	$500	19	$6,630	$8,940
Commercial	—	—	—	1	—	170
Residential real estate	—	—	—	13	948	1,052
Home equity loans	—	—	—	28	761	1,296
Indirect Loans	—	—	—	39	164	231
Consumer Loans	—	—	—	1	64	64
Total	1	$500	$500	101	$8,567	$11,753
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2015 were not materially different. Loans modified during the six months ended June 30, 2015 did not involve the forgiveness of principal at the modification date.
There were no loans modified in a TDR that subsequently defaulted during the six month period ended June 30, 2015 and 2014, respectively (i.e., 90 days or more past due following a modification).
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
The Corporation had approximately $623 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR at June 30, 2015.

Nonaccrual Loans
Nonaccrual loan balances at June 30, 2015 and December 31, 2014 are as follows:

Loans On Nonaccrual Status	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial real estate	$7,408	$7,884
Commercial	193	189
Residential real estate	3,488	3,803
Home equity loans	3,771	3,900
Indirect	568	475
Consumer	253	327
Total Nonaccrual Loans	$15,681	$16,578
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for June 30, 2015 and December 31, 2014:

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

The following tables present the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of June 30, 2015 and December 31, 2014:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	June 30, 2015
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$10	$—	$—	$—	$—	$10
Grade 2 — Modest	600	4,861	—	—	—	—	5,461
Grade 3 — Better than average	7,035	2,406	—	—	—	—	9,441
Grade 4 — Average	339,190	62,403	3,730	—	—	—	405,323
Grade 5 — Acceptable	60,914	2,799	312	—	—	—	64,025
Total Pass Credits	407,739	72,479	4,042	—	—	—	484,260
Grade 6 — Special mention	3,111	3,756	23	—	—	—	6,890
Grade 7 — Substandard	11,901	193	1,021	—	—	—	13,115
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	422,751	76,428	5,086	—	—	—	504,265
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	65,104	126,141	220,192	14,033	425,470
30-59 days past due loans not internally risk graded	—	—	102	384	497	77	1,060
60-89 days past due loans not internally risk graded	—	—	167	42	132	13	354
90+ days past due loans not internally risk graded	—	—	1,121	1,299	47	222	2,689
Total loans not internally credit risk graded	—	—	66,494	127,866	220,868	14,345	429,573
Total loans internally and not internally credit risk graded	$422,751	$76,428	$71,580	$127,866	$220,868	$14,345	$933,838

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

(6)    Deposits
Deposit balances are summarized as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Demand and other noninterest-bearing	$148,939	$158,476
Interest checking	178,657	171,312
Savings	129,557	128,383
Money market accounts	151,737	136,576
Consumer time deposits	334,325	337,670
Public time deposits	108,006	102,508
Total deposits	$1,051,221	$1,034,925

The aggregate amount of certificates of deposit in denominations of $250 or more amounted to $94,225 and $83,516 at June 30, 2015 and December 31, 2014, respectively.
The maturity distribution of certificates of deposit as of June 30, 2015 are as follows:

June 30, 2015
(Dollars in thousands)
0-12 months	$246,563
12-24 months	144,483
24-36 months	41,383
36-48 months	4,708
48-60 months	5,194
Total	$442,331

(7)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The amount available for borrowing under the line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2015, the Bank had pledged approximately $96,441 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $48,220. No amounts were outstanding under the line of credit at June 30, 2015 or December 31, 2014.
The Corporation has a $6,000 line of credit with an unaffiliated financial institution. As of June 30, 2015 there were no balances outstanding under the line of credit.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At June 30, 2015 and December 31, 2014, the outstanding balance of securities sold under repurchase agreements totaled $635 and $611, respectively. No Federal funds were purchased as of June 30, 2015. There was $10,000 in federal funds that were purchased as of December 31, 2014.

The following table presents the components of Federal funds purchased and securities sold under agreements to repurchase and short-term borrowings as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Federal funds purchased	$—	$10,000
Securities sold under agreements to repurchase	635	611
Total short-term borrowings	$635	$10,611

Short-term borrowings	June 30, 2015	December 31, 2014
Average balance during the year	$734	$3,886
Weighted-average annual interest rate during the year	0.25%	0.59%
Maximum month-end balance	$887	$10,611
Repurchase agreements consist of retail sweep accounts that are used as a cash management tool for commercial customers. The funds are fully collateralized by U.S. government securities. These accounts are overnight repurchase agreements requiring a direct pledge from the Company’s investment portfolio. The balance in short-term borrowings totaled $635 at June 30, 2015, which was relatively unchanged from $611 at December 31, 2014.

(8)    Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances amounted to $47,027 and $54,321 at June 30, 2015 and December 31, 2014 respectively. All advances were bullet maturities with no call features. At June 30, 2015, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $98,714 and $5,040, respectively. The maximum borrowing capacity of the Bank at June 30, 2015 was $71,389. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding under the CMA line of credit at June 30, 2015 and December 31, 2014.
Maturities of FHLB advances outstanding at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Maturity January 2015 with fixed rate of 0.80%	$—	$20,000
Maturity March 2015 with fixed rate of 0.24%	—	7,400
Maturity December 2016 with fixed rate of 0.79%	10,000	10,000
Maturity January 2017 with a variable rate of 0.42%	20,000	—
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate of 1.24%	2,500	2,500
Restructuring prepayment penalty	(473)	(579)
Total FHLB advances	$47,027	$54,321

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

At June 30, 2015, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2015	$—	—%
2016	10,000	0.79%
2017	35,000	0.65
2018	2,500	1.24
2019	—	—
Thereafter	—	—
Total	$47,500	0.71%
Restructuring prepayment penalty	(473)
Total	$47,027

(9)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10,000 of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligations of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2015 were 1.76% and 6.64% for Trust I and Trust II, respectively. At June 30, 2015 and December 31, 2014, accrued interest payable for Trust I was $6 and $6 and for Trust II was $21 and $22, respectively. At June 30, 2015 the balance of the junior subordinated debentures were $8,119 each, for Trust I and Trust II.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012, in the case of the Trust I subordinated notes, and on or after June 15, 2017, in the case of the Trust II subordinated notes, and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.
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
A summary of the contractual amount of commitments at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to extend credit	$75,400	$104,982
Home equity lines of credit	98,523	94,443
Standby letters of credit	8,132	8,132
Total	$182,055	$207,557
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries at June 30, 2015, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

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

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$33,101	$33,101	$33,101	$—	$—
Securities	208,243	208,243	—	208,243	—
Restricted stock	5,741	N/A	N/A	N/A	N/A
Portfolio loans, net	917,909	922,922	—	—	922,922
Loans held for sale	4,050	4,227	—	4,227	—
Accrued interest receivable	3,512	3,512	—	804	2,708
Financial liabilities
Deposits:
Demand, savings and money market	608,890	590,517	—	590,517	—
Certificates of deposit	442,331	443,761	—	443,761	—
Short-term borrowings	635	635	—	635	—
Federal Home Loan Bank advances	47,027	47,488	—	47,488	—
Junior subordinated debentures	16,238	21,780	—	21,780	—
Accrued interest payable	613	613	—	—	613

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$24,142	$24,142	$24,142	$—	$—
Securities	217,572	217,572	—	217,572	—
Restricted stock	5,741	N/A	N/A	N/A	N/A
Portfolio loans, net	912,609	913,844	—	—	913,844
Loans held for sale	10,483	11,164	—	11,164	—
Accrued interest receivable	3,635	3,635	—	921	2,714
Financial liabilities
Deposits:
Demand, savings and money market	594,747	579,825	—	579,825	—
Certificates of deposit	440,178	441,786	—	441,786	—
Short-term borrowings	10,611	10,611	—	10,611	—
Federal Home Loan Bank advances	54,321	54,847	—	54,847	—
Junior subordinated debentures	16,238	22,452	—	22,452	—
Accrued interest payable	596	596	—	—	596
Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of June 30, 2015 and December 31, 2014, Cash and due from banks, Federal funds sold and interest bearing deposits in other banks were classified as Level 1.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$45,857	$—	$45,857	$—
Mortgage backed securities: residential	84,725	—	84,725	—
Residential collateralized mortgage obligations	44,366	—	44,366	—
State and political subdivisions	33,295	—	33,295	—
Derivative interest rate swaps	165	—	165	—
Total	$208,408	$—	$208,408	$—

Description	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$60,762	$—	$60,762	$—
Mortgage-backed securities: residential	93,220	—	93,220	—
Residential collateralized mortgage obligations	28,535	—	28,535	—
State and political subdivisions	35,055	—	35,055	—
Derivative interest rate swaps	152	—	152	—
Total	$217,724	$—	$217,724	$—
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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarters ended June 30, 2015 and December 31, 2014. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at lower of cost or fair value, or assessed for impairment. The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2015 and December 31, 2014, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections and market comparable pricing.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

June 30, 2015	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired Loans: Commercial Real Estate	$—	$—	$550	$550
Total assets at fair value on a nonrecurring basis	$—	$—	$550	$550

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired Loans: Commercial Real Estate	$—	$—	$1,508	$1,508
Total assets at fair value on a nonrecurring basis	$—	$—	$1,508	$1,508
Impaired loans:    Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $933, with a valuation allowance of $383 at June 30, 2015, resulting in no provision for loan losses for the three and six month period ended June 30, 2015, respectively. At June 30, 2014, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,210, with a valuation allowance of $857, resulting in a reduction to provision for loan losses of $5 and $11 for the three and six month period ended June 30, 2014, respectively.
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

For the six month period ended June 30, 2015, the following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$550	Sales comparison approach	Adjustment for differences between the comparable sales with a 10% to 20% cost to sell adjustment
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

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the six months ended June 30, 2015.

(12)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of June 30, 2015 were stock options granted in 2007, 2008, 2009, 2012, 2013 and 2014 and long-term restricted shares issued in 2010, 2011, 2012 and 2013. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
During the six months ended June 30, 2015, the Corporation granted no stock options to certain employees. All outstanding stock options were granted at an exercise price equal to the fair value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third of the underlying shares vest on each the first, second and third anniversaries of the grant date.
The Corporation recognizes compensation expense for awards with a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $58 and $30 for the three months ended June 30, 2015 and 2014, and $170 and $59 for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the Corporation's stock options outstanding at June 30, 2015:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.39	30,000	6.59	30,000	$5.39
$9.07-$9.56	106,589	7.93	61,218	9.14
$11.03	109,500	8.90	36,500	11.03
$12.12	7,500	9.07	—	—
$14.47	75,000	2.60	75,000	14.47
$16.00	30,000	1.59	30,000	16.00
$19.10	30,000	0.59	30,000	19.10
Outstanding at end of period	388,589	6.04	262,718	$12.42

A summary of the status of stock options at June 30, 2015 and 2014 is presented in the table below:

	June 30,		June 30,
	2015		2014
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	452,530	$12.09	337,696	$12.43
Granted	—	—	—	—
Forfeited or expired	(44,350)	15.97	—	—
Exercised	(19,591)	9.30	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	388,589	$11.78	337,696	$12.43
Exercisable at end of period	262,718	$12.42	230,732	$14.12

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of the Corporation's common stock. The total intrinsic value of options exercised during the six month period ended June 30, 2015 was $166.There were no options exercised during the first six months of 2014.

Restricted Shares

Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock was $16 and $34 for the three months ended June 30, 2015 and 2014, and $16 and $72 for the six months ended June 30, 2015 and 2014, respectively.

The closing market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of long-term restricted stock. A summary of the status of outstanding restricted shares at June 30, 2015 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	38,552	$6.45
Granted	—	—
Vested	(28,552)	5.28
Forfeited or expired	—	—
Nonvested at June 30, 2015	10,000	$9.48
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third of the underlying shares on each of the first, second and third anniversaries of the grant date. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The term of the SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the six months ended June 30, 2015, was $0 and for 2014 was $0.

(13) Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of the Corporation’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$1,648	$(1,508)	$140	$1,013	$(1,508)	$(495)
Amounts recognized in other comprehensive income, net of taxes of $809 and $416	(1,570)	—	(1,570)	(808)	—	(808)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $65	—	—	—	(127)	—	(127)
Balance at the end of the period	$78	$(1,508)	$(1,430)	$78	$(1,508)	$(1,430)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(2,021)	$(1,296)	$(3,317)	$(3,892)	$(1,296)	$(5,188)
Amounts recognized in other comprehensive income, net of taxes of $715 and $1,680	1,381	—	1,381	3,252	—	3,252
Reclassified amounts out of accumulated other comprehensive income, net of tax of $2	3	—	3	3	—	3
Balance at the end of the period	$(637)	$(1,296)	$(1,933)	$(637)	$(1,296)	$(1,933)

	June 30, 2015	June 30, 2014	Income statement line item presentation
Realized losses (gains) on sale of securities	$(192)	$5	Investment securities losses (gains), net
Tax expense (benefit) (34%)	65	(2)	Income tax expense (benefit)
Reclassified amount, net of tax	$(127)	$3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2015. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2014, and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements, and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary of Significant Transactions and Events

The following is a summary of transactions or events that have impacted the Corporation's results of operations or financial condition during the first six months of 2015:

•
On December 15, 2014, the Corporation entered into the Merger Agreement by and between Northwest Bancshares and the Corporation. Pursuant to the Merger Agreement, the Corporation will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. The transaction has been approved by the Boards of Directors of the Corporation and Northwest Bancshares and by the shareholders of the Corporation. The transaction is expected to be completed on August 14, 2015, is subject to customary closing conditions. Northwest Bancshares has received all required regulatory approvals. On June 16, 2015, LNB Bancorp, Inc.'s shareholders approved the merger with Northwest Bancshares. In connection with the pending merger, the Corporation recognized $268,000 before tax in merger related expense for the six month period ended June 30, 2015. A majority of the expenses relate to core system data file extracts being run in preparation of the merger.

•
In connection with the pending merger, during the first six month of 2015, the Corporation made a payment of approximately $3.7 million towards its liquidated damages obligation associated with the termination notification of its core processing information technology services agreement. This termination fee is fully refundable, less current expenses associated with system conversion support, if the merger is not completed on or prior to December 31, 2015. Due to the possible refund of the liquidated damages payment, the $3.7 million is currently classified as an other asset on the balance sheet.

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

•
Noninterest income increased due to a death benefit proceed on bank-owned life insurance during the second quarter of 2015. Cash of $566,000 was received resulting in a gain of $300,000 recorded in non-interest income.

•
The Corporation's net charge-off rate has declined from 0.42% for the six months ended June 30, 2014, to 0.32% for the six months ended June 30, 2015. The Corporation's allowance for loan loss represents 101.58% of the non-performing loans at June 30, 2015.

Summary (Dollars in thousands, except per share data)
LNB Bancorp, Inc. (the “Corporation”) is a diversified banking services company headquartered in Lorain, Ohio. It is organized as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its predecessor, The Lorain Banking Company, was a state chartered bank founded in 1905. It merged with the National Bank of Lorain in 1961, and in 1984 became a wholly-owned subsidiary of LNB Bancorp, Inc. As mentioned above, the Corporation entered into the Merger Agreement by and between Northwest Bancshares and the Corporation. Pursuant to the Merger Agreement, the Corporation will merge with and into Northwest Bancshares, with Northwest Bancshares as the surviving entity. The transaction is expected to be completed on August 14, 2015, subject to customary closing conditions.
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
Net income for the second quarter of 2015 was $2,261 compared to $2,023 for the same period one year ago. Net income available to common shareholders for the second quarter of 2015 was $2,261, or $0.23 per diluted common share, compared to $2,023, or $0.21 per diluted common share, for the second quarter of 2014. The increase in net income for the quarter ended June 30, 2015 was primarily due to the Corporation taking no provision for loan losses during the quarter.
Net interest income on a fully taxable equivalent (FTE) basis for the second quarter 2015 was $9,029, a decrease of 3.9%, compared to $9,396 for the second quarter of 2014. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the second quarter 2015 was 3.10% compared to 3.27% for the second quarter 2014. Net interest income was negatively impacted by a decrease in loan and investment securities yields.
The provision for loan losses was $0 for the quarter ended June 30, 2015 compared to $893 for the quarter ended June 30, 2014. The decrease is due to the improvement in nonperforming loans, offset in part by the origination of lower risk loans, as well as better performance of the loan portfolio. See Item 1. Financial Statements - Note 5: Loans and Allowance for Loan Losses and Table 7: Analysis of Allowance for Loan Losses of this MD&A for additional information.
Noninterest income was $3,125 for the second quarter of 2015 compared to $3,251, a decrease of 3.9%, when compared to the second quarter of 2014. The decrease was primarily due to lower gain on the sale of loans.
Noninterest expense for the second quarter 2015 was $8,895, an increase of $97, or 1.1% at June 30, 2014, when compared to noninterest expense of $8,798 for the same quarter period one year ago. The increase in noninterest expense was mainly due to pre-tax merger and acquisition related expenses. See Table 6: Details on Noninterest Expense in this MD&A for additional information.
In the second quarter 2015, loans increased slightly as total portfolio loans were $933,838 at June 30, 2015, a 0.4% increase, compared to $930,025 at December 31, 2014. Total assets were $1,238,355 at June 30, 2015, compared to $1,236,627 at December 31, 2014, an increase of $1,728, or 0.1%. The increase in total assets was mainly due to an increase in portfolio loans and higher cash and deposit balances during the second quarter of 2015. Total deposits were $1,051,221 at June 30, 2015, an increase of 1.6%, from $1,034,925 at December 31, 2014.
The Corporation’s nonperforming loans totaled $15,681 at June 30, 2015, or 1.68% of total loans, a decrease from $16,578, or 1.78% of total loans, at December 31, 2014, and a decrease from $19,907, or 2.19% of total loans, at June 30, 2014.
The allowance for probable loan losses was $15,929 at June 30, 2015, compared to $17,416 at December 31, 2014, and constituted 1.71% of total portfolio loans at June 30, 2015, compared to 1.87% of total portfolio loans at December 31, 2014. The ratio of annualized net charge-offs to average loans at June 30, 2015 was 0.27% compared to 0.26% at December 31, 2014, and 0.42% at June 30, 2014.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$174,529	$890	2.04%	$188,698	$1,041	2.21%
State and political subdivisions	33,961	421	4.97	34,500	444	5.16
Federal funds sold and short-term investments	16,932	2	0.06	13,314	7	0.21
Restricted stock	5,741	67	4.66	5,741	67	4.66
Commercial loans	506,161	5,484	4.35	493,921	5,615	4.56
Residential real estate loans	46,609	542	4.67	47,050	621	5.29
Home equity lines of credit	118,121	1,090	3.70	111,284	1,053	3.80
Installment loans	266,550	1,914	2.88	259,555	1,924	2.97
Total Earning Assets	$1,168,604	$10,410	3.58%	$1,154,063	$10,772	3.74%
Allowance for loan loss	(16,543)			(17,400)
Cash and due from banks	35,561			33,702
Bank owned life insurance	19,925			19,592
Other assets	48,816			46,246
Total Assets	$1,256,363			$1,236,203
Liabilities and Shareholders’ Equity:
Consumer time deposits	$367,157	$772	0.84%	$390,151	$795	0.82%
Public time deposits	75,813	168	0.89	91,000	142	0.63
Brokered time deposits	1,044	1	0.01	—	—	—
Savings deposits	130,021	12	0.04	129,297	12	0.04
Money market accounts	156,675	86	0.22	123,907	54	0.17
Interest-bearing demand	173,217	28	0.06	171,482	20	0.05
Short-term borrowings	887	6	2.53	3,833	27	2.93
FHLB advances	47,003	138	1.18	46,790	156	1.34
Junior subordinated debentures	16,325	170	4.16	16,324	169	4.14
Total Interest-Bearing Liabilities	$968,142	$1,381	0.57%	$972,784	$1,376	0.57%
Noninterest-bearing deposits	165,190			150,306
Other liabilities	5,400			4,489
Shareholders’ Equity	117,631			108,624
Total Liabilities and Shareholders’ Equity	$1,256,363			$1,236,203
Net Yield on Earning Assets (FTE)		$9,029	3.10%		$9,396	3.27%
Taxable Equivalent Adjustment		(149)	(0.05)		(160)	(0.06)
Net Interest Income Per Financial Statements		$8,880			$9,236
Net Yield on Earning Assets			3.05%			3.21%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollars in thousands except per share data)

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.0% of the Corporation’s revenues for the three months ended June 30, 2015. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $8,880 for the second quarter 2015 compared to $9,236 during the same quarter of 2014, a decrease of 3.9%. In the second quarter of 2015 both net interest income and margin were impacted by lower interest income on investments, and new loan production in the low interest rate environment combined with pay offs of higher interest loans, year over year. In the second quarter of 2015 total interest expense was relatively flat due primarily to the continued low interest rate environment and the Corporation's strategy of replacing higher cost funding with the low cost of deposits. Adjusting for tax-exempt income, net interest income FTE for the second quarter of 2015 and 2014 was $9,029 and $9,396, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.10% for the three months ended June 30, 2015, compared to 3.27% for the three months ended June 30, 2014.
Average earning assets for the second quarter of 2015 were $1,168,604, an increase of $14,541, or 1.3%, compared to $1,154,063 for the second quarter of last year. The yield on average loans during the second quarter of 2015 was 3.86%, which was 19 basis points lower than the 4.05% yield on average loans during the second quarter of 2014. The decrease is primarily the result of newer loans originated at lower market yields and higher rates of prepayments on the indirect auto loan portfolio. Interest income from securities was $1,311 (FTE) for the three months ended June 30, 2015, compared to $1,485 during the second quarter of 2014. The yield on average securities decreased to 2.55% from 2.70%, respectively, for these periods. The decrease in interest income from securities is the result of lower average balance outstanding, coupled with a decrease in the weighted average yield. The decrease in the average balance was due to the sale of investment securities in the first quarter of 2015 and principal payments.
The cost of interest-bearing liabilities was 0.57% during the second quarter of 2015, unchanged in comparison to 0.57% during the same period in 2014. This was due to the sustained low interest rate environment and growth on noninterest-bearing accounts. Average noninterest-bearing accounts were $165,190 for the second quarter of 2015, an increase of 9.9%, compared to $150,306 for the same period a year ago. Total average interest-bearing liabilities were $968,142 for the quarter ended June 30, 2015, a decrease of $4,642, or 0.5%, compared to the quarter ended June 30, 2014. The average cost of trust preferred securities was 4.16% for the second quarter of 2015, compared to 4.14% for the second quarter of 2014. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64%, and the other half accrued dividends at LIBOR plus 1.48%, which was 1.76% as of June 30, 2015.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2015 and June 30, 2014. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2015 over 2014
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(72)	$(79)	$(151)
State and political subdivisions	(7)	(16)	(23)
Federal funds sold and short-term investments	(1)	(3)	(4)
Restricted stock	6	(6)	—
Commercial loans	109	(240)	(131)
Residential real estate loans	(7)	(72)	(79)
Home equity lines of credit	63	(26)	37
Installment loans	73	(84)	(11)
Total Interest Income	164	(526)	(362)
Consumer time deposits	(48)	26	(22)
Public time deposits	(34)	60	26
Brokered time deposits	1	—	1
Savings deposits	1	(1)	—
Money market accounts	18	14	32
Interest-bearing demand	—	8	8
Short-term borrowings	(19)	(3)	(22)
FHLB advances	1	(19)	(18)
Junior subordinated debenture	—	—	—
Total Interest Expense	(80)	85	5
Net Interest Income (FTE)	$244	$(611)	$(367)
Net interest income (FTE) for the second quarter 2015 was $9,029 compared to $9,396 for the first quarter 2014, a decrease of $367, or 3.9%. This decrease was primarily attributable to lower average balances in the Corporation's investment portfolio. Interest income on securities of U.S. Government agencies and corporations decreased by $151, of which $79 is attributable to lower rates, while lower volume accounted for a decrease of $72.
Interest income on commercial loans decreased $131 in the second quarter of 2015 compared to the same quarter last year. The increase in commercial loan volume of $109 was offset by the rate decrease of $240. The decrease in rate was largely the result of competitive pressure among financial services companies. Interest income on residential real estate loans decreased by $79 during the second quarter of 2015 compared to the same quarter last year. The decrease of $7 is attributable to change in volume. Interest income on installment loans decreased $11 during the second quarter of 2015 compared to the same quarter last year, with a decrease in rate of $84, which was offset by an increase in volume of $73. The decrease was largely the result of the continued lower interest rate environment resulting in higher prepayments and the competitive nature of indirect lending.
The $22 decrease in interest expense for consumer time deposits in the second quarter of 2015 compared to the same quarter last year was primarily due to lower market interest rates, as existing accounts continued to renew at lower market interest rates. Total interest expense was relatively flat due to the prolonged lower rate environment and a more favorable mix of lower cost deposits year over year. Total interest expense increased $5, the change is attributable to an increase of $85 due to rate offset by a decrease of $80 due to volume.

Table 3: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 3 presents the condensed consolidated average balance sheets for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$173,545	$1,829	2.12%	$186,604	$2,119	2.29%
State and political subdivisions	34,037	722	4.28	33,887	878	5.22
Federal funds sold and short-term investments	15,100	5	0.07	15,017	24	0.32
Restricted stock	5,741	134	4.69	5,483	134	4.92
Commercial loans	504,205	10,902	4.36	495,277	10,985	4.47
Residential real estate loans	46,252	1,095	4.78	46,907	1,185	5.09
Home equity lines of credit	117,336	2,207	3.79	110,777	2,109	3.84
Installment loans	266,651	3,772	2.85	258,339	3,886	3.03
Total Earning Assets	$1,162,867	$20,666	3.58%	$1,152,291	$21,320	3.73%
Allowance for loan loss	(16,929)			(17,469)
Cash and due from banks	33,714			34,733
Bank owned life insurance	19,871			19,507
Other assets	48,945			46,234
Total Assets	$1,248,468			$1,235,296
Liabilities and Shareholders' Equity
Consumer time deposits	$369,008	$1,530	0.84%	$400,903	$1,656	0.83%
Public time deposits	75,533	317	0.85	86,502	277	0.65
Brokered time deposits	2,486	5	0.39	—	—	—
Savings deposits	129,287	23	0.04	128,471	23	0.04
Money market accounts	148,654	161	0.22	121,588	109	0.18
Interest-bearing demand	167,748	53	0.06	170,612	40	0.05
Short-term borrowings	1,300	6	0.96	4,246	54	2.56
FHLB advances	47,839	279	1.18	46,764	311	1.34
Junior subordinated debentures	16,327	339	4.18	16,328	338	4.17
Total Interest-Bearing Liabilities	$958,182	$2,713	0.57%	$975,414	$2,808	0.58%
Noninterest-bearing deposits	168,188			147,986
Other liabilities	5,269			4,239
Shareholders' Equity	116,829			107,657
Total Liabilities and Shareholders' Equity	$1,248,468			$1,235,296
Net Interest Income (FTE)		$17,953	3.11%		$18,512	3.24%
Taxable Equivalent Adjustment		(256)	(0.04)		(315)	(0.06)
Net Interest Income Per Financial Statements		$17,697			$18,197
Net Yield on Earning Assets			3.07%			3.18%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.4% of the Corporation’s revenues for the six months ended June 30, 2015. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $17,697 for the first half of 2015 compared to $18,197 during the same period of 2014. Adjusting for tax-exempt income, net interest income FTE for the first half of 2015 and 2014 was $17,953 and $18,512, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.11% for the six months ended June 30, 2015 compared to 3.24% for the six months ended June 30, 2014. The decrease is primarily attributable to lower earning asset yields driven by the low rate environment coupled with lower rates on new loans originated.

Average earning assets for the first half of 2015 were $1,162,867. This represents an increase of $10,576, or 0.9%, compared to the same period last year. The yield on average earning assets was 3.58% in the first half of 2015 compared to 3.73% for the same period last year. The yield on average loans during the first half of 2015 was 3.88%, which is 14 basis points lower than that of the 4.02% in the first half of 2014. The decrease in yield on loans was primarily due to payoffs of loans which carried higher market interest rates than the average yield on total loans and lower market rates offered on new loan originations due to competition. Interest income from securities was $2,551 (FTE) for the six months ended June 30, 2015, compared to $2,997 during the period ended June 30, 2014. The yield on average securities was 2.48% and 2.74% for these periods, respectively. The yield on average securities during the first six month period of 2015 declined year over year due lower overall average balances and lower market interest rates.

The cost of interest-bearing liabilities was 0.57% during the first half of 2015 compared to 0.58% during the same period in 2014. Total average interest-bearing liabilities as of June 30, 2015 decreased $17,232 or 1.8%, from the same period in 2014 to $958,182. The average cost of junior subordinated debentures was 4.18% for the first half of 2015, compared to 4.17% for the first half of 2014.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the six months ended June 30, 2015 and 2014. The table is presented on a fully tax-equivalent basis:

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2015 over 2014
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(138)	$(152)	$(290)
State and political subdivisions	3	(159)	(156)
Federal funds sold and short-term investments	—	(18)	(18)
Restricted stock	6	(6)	—
Commercial loans	193	(276)	(83)
Residential real estate loans	(16)	(74)	(90)
Home equity lines of credit	124	(26)	98
Installment loans	142	(257)	(115)
Total Interest Income	314	(968)	(654)
Consumer time deposits	(132)	6	(126)
Public time deposits	(46)	86	40
Brokered time deposits	—	5	5
Savings deposits	1	(1)	—
Money market accounts	29	23	52
Interest-bearing demand	(1)	14	13
Short-term borrowings	(14)	(34)	(48)
FHLB advances	6	(38)	(32)
Junior subordinated debentures	—	1	1
Total Interest Expense	(157)	62	(95)
Net Interest Income (FTE)	$471	$(1,030)	$(559)

Net interest income (FTE) for the first half of 2015 and 2014 was $17,953 and $18,512, respectively. Interest income (FTE) for the first half of 2015 decreased $559 in comparison to the same period in 2014. The decrease is primarily attributable to the Corporation's loan and investment portfolio. The investment portfolio, specifically U.S. Government agencies and corporation securities, decreased by $290, of which $152 was due to rate and $138 was due to volume. The higher long-term rates year over-year led to a slowdown in prepayments within the Corporation's mortgage backed securities which resulted in a decrease in premium amortization.

Total interest expense for the first half of 2015 decreased $95 compared to the first half of 2014 of which an increase of $62 was due to rate and a decrease of $157 was due to volume. The favorable decrease is due primarily to consumer time deposits decreasing $126 of which $6 was due to an increase in rate and a decrease of $132 was due to volume. Interest expense has benefited from the continued low interest rate environment with higher costing funds being replaced with lower costing deposits and an improved deposit mix.

Noninterest Income
Table 5: Details of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$450	$456	$872	$856
Deposit service charges	777	849	1,545	1,619
Other service charges and fees	716	738	1,382	1,491
Income from bank owned life insurance	473	173	644	342
Other income	(2)	106	96	257
Total fees and other income	2,414	2,322	4,539	4,565
Securities gains (loss), net	—	(5)	192	(5)
Gain on sale of loans	704	890	1,364	1,593
Gain (loss) on sale of other assets, net	7	44	7	10
Total noninterest income	$3,125	$3,251	$6,102	$6,163

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014 Noninterest Income Comparison
Total fees and other income for the three months ended June 30, 2015 was $2,414, an increase of $92, or 4.0%, from $2,322 for the same period in 2014. The Corporation utilizes derivatives as a part of its risk management strategy in conducting its mortgage banking activities. Consequently, changes in fair value of the instruments, both gains and losses of the instruments are recorded in the Consolidated Statements of Income in Other income. The decrease of $108, or 101.9%, in other income from the second quarter of 2015 compared to the second quarter of 2014 was primarily the decrease in the fair value of mortgage interest rate-locked pipeline loans.
For the three months ended June 30, 2015, deposit service charges were $777 compared to $849 for the same period one year ago. For the three months ended June 30, 2015, other service charges and fees decreased to $716 from $738 for the same period in 2014. Income earned on investment and trust services for the second quarter of 2015 decreased $6 compared to the second quarter of 2014. Offsetting these decreases, a gain of $300 on death benefits related to bank-owned life insurance was recorded during the second quarter of 2015.
For the three months ended June 30, 2015, there was no gain on the sale of investment securities. In the second quarter of 2014, a loss on the sale of investment securities of $5 was recorded. The loss was on the sale of an investment security and the decision to sell the security was based upon the security's performance and expected maturity lengthening in duration due to the deceleration of prepayments. Gain on the sale of loans was $704 for the second quarter of 2015, compared to $890 for the second quarter of 2014, a decrease of $186 or 20.9%. The decrease in gain on the sale of loans was due to the lower volume of sales of loans in three months ended June 30, 2015. Sales of bank owned property resulted in a gain of $7 for the three months ended June 30, 2015 compared to a gain of $44 the same period one year ago.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014 Noninterest Income Comparison
Total fees and other income for the six months ended June 30, 2015 was $4,539, a decrease of $26, or 0.6%, over the same period of 2014. Income earned on investment and trust services for the first six months of 2015 and 2014 was $872 and $856, respectively. Deposit service charges decreased $74, from $1,619 for the six months ended June 30, 2014, to $1,545 for the six months ended June 30, 2015. Fees from electronic banking were $1,382 for the six months ended June 30, 2015, compared to $1,491 for the same period last year, a decrease of $109, or 7.3%.
Gain on the sale of securities was $192, for the six months ended June 30, 2015, compared to a $5 loss for the six months ended June 30, 2014, an increase of $197. During the first quarter of 2015 the Corporation sold odd lot fixed income available for sale securities with a principal balance of $1.7 million. Gain on the sale of loans for the six months ended June 30, 2015, was $1,364, a decrease of $229, or 14.4%, from the six months ended June 30, 2014.

The following table details the gain on the sale of loans recognized for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gain on sale of mortgage loans	$189	$224	$368	$334
Gain on sale of indirect auto consumer loans	113	126	230	225
Gain on sale of SBA loans	402	540	766	1,034
	$704	$890	$1,364	$1,593
For the six months ended June 30, 2015, the Corporation recorded $1,364 gain on the sale of loans compared to $1,593 for the same period one year ago. The decrease is due to lower loans originated for sale. Generally, when industry loan volumes decline, it could be due to seasonality, the interest rate environment and competitive pricing pressures as mortgage companies and financial institutions compete for customers. This ultimately results in lower margins and gains on the sale of loans.
The gain on the sale of SBA loans for the three months ended June 30, 2015 was $402 compared to $540 from the same period one year ago. For the six months ended June 30, 2015, the Corporation recorded $766 gain on the sale of SBA loans compared to $1,034 for the same period one year ago. The basis in the SBA loans sold was $7,195 for the six month period ended June 30, 2015, compared with a basis in the loans sold of $8,086 for the first half of 2014. The gains on SBA loan sales reflect the Corporation's participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Corporation generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion in the loan portfolio. In the second quarter of 2015, gain on the sale of indirect auto consumer loans was $113 compared to $126 for the second quarter of 2014. The decrease in the gain on the sale of indirect loans is the result of an increase in competition and the Corporation strategy on managing loan concentrations as well as to generate liquidity.
Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$4,589	$4,510	$9,236	$9,105
Furniture and equipment	1,325	1,177	2,611	2,325
Net occupancy	593	603	1,202	1,216
Professional fees	411	426	855	920
Marketing and public relations	433	390	818	790
Supplies, postage and freight	154	218	415	432
Telecommunications	167	162	324	313
Ohio Financial Institutions Tax	210	223	420	447
Intangible asset amortization	34	34	67	67
FDIC assessments	232	261	455	533
Other real estate owned	28	37	35	61
Loan and collection expense	297	372	612	670
Other expense	422	385	1,034	778
Total Noninterest Expense	$8,895	$8,798	$18,084	$17,657

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014 Noninterest Expense Comparison
Noninterest expense for the second quarter of 2015 increased $97, or 1.1%, compared to the same period of 2014. Salaries and employee benefits expense increased $79, or 1.8%, compared to the same period one year ago. Furniture and equipment expense increased $148, or 12.6%, compared to the same period one year ago primarily due to an increase in data processing expense related to the merger with Northwest Bancshares. Other real estate owned expenses decreased by $9 or 24.3% largely due to fewer properties under management. Marketing and public relations expense in the second quarter 2015 increased by $43, or 11.0%, compared to the same period one year ago. Professional fees decreased by $15, or 3.5%, compared to the same period one year ago. Taxes due in the state of Ohio decreased $13, or 5.8%, in the first quarter 2015, compared to same period one year ago.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014 Noninterest Expense Comparison
Salaries and employee benefit costs remained the Corporation's largest noninterest expense, accounting for more than half of total noninterest expense for the six months ended June 30, 2015. Total noninterest expense for the six months ended June 30, 2015 increased by $427, or 2.4%, compared to the six months ended June 30, 2014. Salaries and employee benefits increased $131, or 1.4%. The increase is primarily due to merit increases year over year. Furniture and equipment increased $286, or 12.3%, primarily due to an increase in data processing expense related to the proposed merger with Northwest Bancshares. Marketing and public relations remained relatively flat with an increase of $28, or 3.5%.
Loan and collection and other real estate owned expenses improved year over year as management continued to work diligently to control costs incurred on problem loans and foreclosed assets. Ohio Financial Institutions Tax decreased $27, or 6.0%, due to state legislation changes resulting in a favorable change in the financial institution tax calculation for community banks from an equity based method to an asset based method. Other expenses increased by $256, or 32.9%. The increase was largely due to a loss of $270, related to the discovery in the first quarter of 2015 of cash vault funds that were missing at a branch office. Based on its internal investigation the Corporation believes the loss was due to apparent fraudulent behavior of an employee and does not believe the incident will have any further significant impact on the Corporation's financial results beyond the loss described above. The Corporation's insurance carrier has been notified and authorities continue to investigate the matter.

Income taxes
Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014 Income Taxes Comparison
The Corporation recognized income tax expense of $849 and $773 for the second quarter 2015 and 2014, respectively. The Corporation’s effective tax rate was 27.3% at June 30, 2015, down slightly from 27.6% at June 30, 2014. The effective tax rates differ from the Federal statutory tax rate of 34%, primarily because of tax exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Bank. Included in net income for the three months ended June 30, 2015, and June 30, 2014, was $771 and $497 of nontaxable income, respectively, which was comprised of $441 and $140, respectively, related to life insurance policies and $330 and $357, respectively, of tax-exempt investment and loan interest income.
Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014 Income Taxes Comparison
The Corporation recognized income tax expense of $1,607 and $1,281 for the second quarter 2015 and 2014, respectively. The Corporation's effective tax rate was 28.1% at June 30, 2015, up from 26.1% at June 30, 2014, compared to the Federal statutory tax rate of 34%, due to higher pre-tax income in the first six months of 2015 compared to the same period in 2014. Included in net income for the six months ended June 30, 2015 and June 30, 2014 was $1,162 and $983, respectively, of nontaxable income, including $579 and $276, respectively, related to life insurance policies, and $583 and $707, respectively, of tax-exempt investment and loan interest income.

Financial Condition
Overview
The Corporation’s total assets at June 30, 2015, were $1,238,355 compared to $1,236,627 at December 31, 2014, an increase of $1,728, or 0.1%. Cash and cash equivalents increased $8,959 largely due to the loan portfolio payoffs, security transactions and an increase in deposit base, offset by a reduction of short-term borrowings and decline in FHLB advances. Total deposits at June 30, 2015, were $1,051,221 compared to $1,034,925 at December 31, 2014, an increase of $16,296, or 1.6%. The increase in total deposits was primarily due to increases in savings, money market and interest-bearing demand accounts of $23,680. Time deposits increased by $2,153, or 0.5% from December 31, 2014. Contributing to the increase in time deposits was the Corporation's use of brokered CDs. The use of brokered CDs by the Corporation was to enhance its liquidity position. During the first quarter of 2015, the Corporation obtained $5,000 in brokered CDs having a three month term at an average all in rate of 0.20%. During the second quarter of 2015 the brokered CD matured and was not renewed. Other changes to note when compared to December 31, 2014 are an increase in portfolio loans of $3,813 and a decrease in securities classified as available for sale of $9,329.
Securities
The composition of the Corporation’s securities portfolio at June 30, 2015 and December 31, 2014, is presented in Note 4 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities at June 30, 2015 decreased $9,329, or 4.3%, compared to December 31, 2014. As of June 30, 2015, the portfolio was comprised of 97.3% available-for-sale securities and 2.7% restricted stock. Available for sale securities were comprised of 22.0% U.S. Government Agencies and corporations, 40.7% U.S. Agency mortgage-backed securities, 21.3% U.S. collateralized mortgage obligations, and 16.0% municipal securities at June 30, 2015. The available-for-sale securities had a net temporary unrealized gain of $119, representing 0.1% of the total amortized cost of the Corporation's available-for-sale securities. The Corporation has decreased the size of its investment portfolio and has worked to shorten the duration of securities held in the portfolio, as there is potential for changes in rates and stronger loan growth in the coming quarters coupled with the pending merger with Northwest Bancshares.
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
At June 30, 2015, the available-for-sale securities portfolio had gross unrealized gains of $2,017 and gross unrealized losses of $1,898. The gross unrealized losses represented 0.9% of the total amortized cost of the Corporation’s available-for-sale securities at June 30, 2015. At June 30, 2015, the Corporation held thirteen available-for-sale securities with an unrealized loss position for greater than twelve months totaling $714. Available-for-sale securities with an unrealized loss position for less than twelve months totaled $1,184 at June 30, 2015. The unrealized gains and losses at December 31, 2014, were $3,001 and $1,464, respectively. See Note 4 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides detail by loan segment.
Total portfolio loans at June 30, 2015 were $933,838. This was an increase of $3,813 over total portfolio loans of $930,025 at December 31, 2014. The Corporation strives to achieve a well-diversified loan portfolio. As of June 30, 2015, the Corporation's loan portfolio was as follows: Commercial and commercial real estate loans represented 53.5%, indirect loans represented 23.7%, home equity loans represented 13.7%, residential real estate mortgage loans represented 7.7% and consumer loans represented 1.4% of total portfolio loans at June 30, 2015.

Table 7: Loan Portfolio Distribution

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Commercial real estate	$422,751	$425,392	$405,585
Commercial	76,428	77,525	85,575
Residential real estate	71,580	71,496	67,369
Home equity loans	127,866	125,929	123,248
Indirect	220,868	216,199	212,702
Consumer	14,345	13,484	12,886
Total Loans	933,838	930,025	907,365
Allowance for loan losses	(15,929)	(17,416)	(17,430)
Net Loans	$917,909	$912,609	$889,935

Loan Mix Percent
Commercial real estate	45.3%	45.7%	44.8%
Commercial	8.2%	8.4%	9.4%
Residential real estate	7.7%	7.7%	7.4%
Home equity loans	13.7%	13.5%	13.6%
Indirect	23.7%	23.3%	23.4%
Consumer	1.4%	1.4%	1.4%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $499,179 at June 30, 2015. This was a decrease of $3,738 over December 31, 2014, and an increase of $8,019 from June 30, 2014. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by assets other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $1,331 of the $71,580 residential real estate mortgage loan portfolio at June 30, 2015. At June 30, 2015 residential real estate mortgage loans decreased by $84, or 0.1%, in comparison to December 31, 2014 and increased $4,211, or 6.3%, from June 30, 2014.
Indirect auto loans increased by $4,669, or 2.2%, compared to December 31, 2014, and increased $8,166, or 3.8%, compared to June 30, 2014. The increase was primarily attributable to continued strong demand in auto sales in the second quarter of 2015. The Corporation's indirect loan business originates high quality indirect auto loans, defined as loans with borrowers that have personal credit scores that are greater than 750, primarily in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pennsylvania, and Tennessee.
Home equity loans increased $1,937, or 1.5%, when compared to December 31, 2014, and increased $4,618, or 3.7%, compared to June 30, 2014. The increase was largely attributable to a successful loan promotional campaign. Consumer loans increased $861, or 6.4%, in comparison to December 31, 2014 and increased by $1,459, or 11.3%, compared to June 30, 2014.
Loans held for sale are not included in portfolio loans and as of June 30, 2015 total loans classified as held for sale were $4,050 compared to $10,483 as of December 31, 2014. Indirect loans represented $1,642, or 40.5%, and SBA guaranteed loans represented $2,408 or 59.5%, of loans held for sale at June 30, 2015.
Table 6 shows the amount of portfolio loans outstanding as of June 30, 2015 based on the remaining scheduled principal payments or principal amounts re-pricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent re-pricing, have been classified as due in one year or less for purposes of the table.

Table 8: Cash Flow and Interest Rate Information for Loans:

June 30, 2015
Due in one year or less	$191,112
Due after one year but within five years	468,935
Due after five years	273,791
Totals	$933,838
Due after one year with a predetermined fixed interest rate	$526,422
Due after one year with a floating interest rate	216,304
Totals	$742,726
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

Table 9 presents the Corporation's detailed activity in the allowance for loan losses and related charge-off activity for the three months ended June 30, 2015, and 2014.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Balance at beginning of year	$16,797	$17,497	$17,416	$17,505
Charge-offs:
Commercial real estate	(98)	(155)	(352)	(700)
Commercial	(50)	—	(50)	—
Residential real estate	(56)	(73)	(136)	(150)
Home equity loans	(540)	(672)	(664)	(895)
Indirect	(134)	(108)	(301)	(177)
Consumer	(87)	(25)	(155)	(109)
Total Charge-offs	(965)	(1,033)	(1,658)	(2,031)
Recoveries:
Commercial real estate	11	14	21	21
Commercial	1	1	2	2
Residential real estate	1	3	1	6
Home equity loans	7	8	13	19
Indirect	74	40	119	97
Consumer	3	7	15	18
Total Recoveries	97	73	171	163
Net Charge-offs	(868)	(960)	(1,487)	(1,868)
Provision for loan losses	—	893	—	1,793
Balance at end of period	$15,929	$17,430	$15,929	$17,430

Average Portfolio loans outstanding	$933,077	$907,851	$929,342	$907,350
Annualized ratio to average loans:
Net Charge-offs	0.37%	0.42%	0.32%	0.42%
Provision for loan losses	—%	0.39%	—%	0.40%

Loans outstanding	$933,838	$907,365	$933,838	$907,365

As a percent of outstanding loans	1.71%	1.92%	1.71%	1.92%
* Loans held for sale are excluded in the average portfolio loans outstanding balance.
The allowance for loan losses at June 30, 2015 was $15,929, or 1.71%, of outstanding loans, compared to $17,430, or 1.92%, of outstanding loans at June 30, 2014. The allowance for loan losses was 101.6% and 87.56% of nonperforming loans at June 30, 2015 and 2014, respectively. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics.
Net charge-offs for the three months ended June 30, 2015 were $868, compared to $960 for the three months ended June 30, 2014. Net charge-offs as a percent of average loans was 0.37% for the second quarter of 2015 and 0.42% for the same period in 2014. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that were collateral dependent and deemed uncollectible. As a result, the loans were written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

There was no provision for loan losses for the three months ended June 30, 2015, a decrease of $893 over the provision for loan losses during the second quarter of 2014. There were no provision for loan losses recorded for the six months ended June

30, 2015, compared to $1,793 recorded for the same period in 2014. No provision was recorded due to a continued improvement in asset quality, a decline in historical charge offs resulting in lower loss factors and an impaired loan that held a specific reserve being relieved. Consumer loan quality, especially in home equity loans, while somewhat affected by the real estate market, has been largely influenced by the weak economic recovery. Due to the decrease in charge-offs combined with improving economic conditions, the allocation of the allowance for loan losses has shifted to a lesser allocation of specific reserves and an increase in general reserves which are comprised primarily of qualitative measures. Qualitative risk factors include, inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral, including real estate and marketable securities. Net charge-offs for the period ended June 30, 2015 and 2014 were $1,487 and $1,868, respectively. The absence of a provision for loan losses was based on improved economic conditions, appropriate reserve coverage of nonperforming loans and sustained signs of improvement in borrower's performance.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at June 30, 2015. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of June 30, 2015, and December 31, 2014, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any other category.

Allocation of the Allowance for Loan Losses by Loan Type

	June 30, 2015		December 31, 2014
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$6,823	45.3%	$8,446	45.7%
Commercial	981	8.2%	874	8.4%
Residential real estate	1,857	7.7%	2,127	7.7%
Home equity loans	3,295	13.7%	3,130	13.5%
Indirect	2,541	23.7%	2,459	23.3%
Consumer	432	1.4%	380	1.4%
Total	$15,929	100.0%	$17,416	100.0%

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
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three months ended June 30, 2015, and December 31, 2014.

The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Noninterest-bearing checking	$165,190	$156,840	—%	—%
Interest-bearing checking	173,217	167,007	0.06%	0.05%
Savings deposits	130,021	128,121	0.04%	0.04%
Money market accounts	156,675	130,123	0.22%	0.20%
Consumer time deposits	367,157	390,606	0.84%	0.83%
Public time deposits	75,813	78,219	0.89%	0.70%
Brokered time deposits	1,044	—	0.39%	—%
Total Deposits	$1,069,117	$1,050,916	0.40%	0.40%
Short-term borrowings	887	3,950	2.53%	2.15%
FHLB borrowings	47,003	46,859	1.18%	1.34%
Junior subordinated debentures	16,325	16,326	4.16%	4.17%
Total borrowings	$64,215	$67,135	1.96%	2.24%
Total funding	$1,133,332	$1,118,051	0.57%	0.58%
Average deposit balances increased from $1,050,916 at December 31, 2014, to $1,069,117 at June 30, 2015. An improved deposit mix with an increase in lower-costing deposits, namely checking, savings and money market accounts resulted in a decrease in total deposit funding cost. Checking, savings and money market accounts accounted for 58.5% of total deposits at June 30, 2015 compared to 55.4% at year end. The improved mix and extended lower interest rate environment contributed to the Corporation's lower total funding cost. These low-cost funds had an average yield of 0.40% at June 30, 2015 compared to 0.40% at December 31, 2014. Included in these funds are consumer time deposits which carried an average yield of 0.84% at June 30, 2015 compared to 0.83% at December 31, 2014. Time deposits to total average deposits were $442,970, or 41.4%, of total deposits at June 30, 2015.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Short term borrowings decreased 94.0%, to $635 at June 30, 2015 compared to $10,611 at December 31, 2014. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 with interest at the prime rate, which was 3.50% annually at December 31, 2014 and 3.50% at June 30, 2015. There were no Federal funds purchased at June 30, 2015.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances were $47,027 at June 30, 2015 compared to $54,321 at December 31, 2014, while the junior subordinated debentures remained constant at $16,238. In the first quarter of 2015, the Corporation repaid $12,400 of Cash Management Advance (CMA) FHLB advances with a contractual average interest rate of 0.24% and a weighted average remaining term to maturity of three months. In addition to the repayment of the CMA advance, the Corporation was able to renew a maturing three year $20 million FHLB advance with a fixed rate of 0.80% to a two year variable FHLB advance at a current rate of 0.42%.

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
As mentioned above, rules to implement Basel III capital requirements became effective on January 1, 2015 for community banks. This marked the first step towards a fully phased-in disclosure under new rules by 2019. Based upon the final capital rules, the Corporation estimates that the CET1 ratio using the Standard Approach exceeded the minimum of 7% by 258 basis points as of June 30, 2015. The June 30, 2015 capital ratios were prepared under Basel III capital requirements, which were effective January 1, 2015. Prior year ratios were prepared under Basel I requirements. At June 30, 2015 and December 31, 2014, the Corporation exceeded all of its regulatory capital requirements under regulatory guidelines.

	Actual		Effective 2015 minimum requirements
June 30, 2015	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital - Basel III	$97,302	9.58%	$45,715	4.5%
Tier 1 Capital (to Risk-Weighted Assets) - Basel III	113,540	11.18	60,953	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets) - Basel III	113,540	9.21	49,293	4.0
Total Capital ratio - Basel III	126,278	12.43	81,271	8.0

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$122,374	12.51%	$78,232	8.0%	$97,790	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	110,086	11.26	39,116	4.0	58,674	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,086	9.10	48,406	4.0	60,507	5.0

Capital Resources
Total shareholders' equity of the Corporation at June 30, 2015 was $117,940, compared to $115,339 at December 31, 2014. The increase of $2,601 since December 31, 2014, was comprised of net income for the first six months of 2015 of $4,108, less the purchase of 10,604 of treasury shares totaling $184, an increase in share based payments of $186, a decrease of $935 in accumulated other comprehensive income resulting from changes in the fair value of available for sale securities, in addition to payments of dividends on common stock of $580, paid during the first six months of 2015. Last year the Corporation's Board of Directors increased its quarterly cash dividend to $.03 per common share from $.01 per common share. The increase was reflective of improvements in profits and the overall improvement in the capital position at the Corporation.
At June 30, 2015, the Corporation held 347,349 shares of common stock as treasury stock at a cost of $6,361. In the first quarter of 2015, 10,604 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $184. At December 31, 2014, the Corporation held 336,745 shares of common stock as treasury stock at a cost of $6,177.
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
The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Corporation upon extension of credit is based on management’s credit evaluation of the applicant. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are at a variable rate.
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Based upon the qualitative assessment, the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2014. No significant changes since the previous assessment at December 31, 2014 have occurred, thus no additional information to indicate goodwill is impaired has been reviewed.

•	New Accounting Pronouncements
Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.
In June 2014, the FASB issued new accounting guidance that applies secured borrowing accounting to repurchase-to-maturity transactions and linked repurchase financings and expands disclosure requirements. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2014, effective January 1, 2015, and was implemented using a cumulative-effect approach to transactions outstanding as of the effective date with no adjustment to prior periods. The disclosure for secured borrowings will be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after June 30, 2015. Early adoption was not permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of June 30, 2015, the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

Table 11 sets forth nonperforming assets at June 30, 2015, and December 31, 2014.
Table 11: Nonperforming Assets

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial real estate	$7,408	$7,884
Commercial	193	189
Residential real estate	3,488	3,803
Home equity loans	3,771	3,900
Indirect	568	475
Consumer	253	327
Total nonperforming loans	15,681	16,578
Other foreclosed assets	793	772
Total nonperforming assets	$16,474	$17,350
Loans 90 days past due accruing interest	$—	$—

Total nonperforming loans as a percent of total loans	1.68%	1.78%
Total nonperforming assets as a percent of total assets	1.33%	1.40%
Allowance for loan losses to nonperforming loans	101.58%	105.05%
Nonperforming loans at June 30, 2015 were $15,681 compared to $16,578 at December 31, 2014, a decrease of $897 or 5.4%. Nonperforming commercial real estate loans were $7,408 for June 30, 2015, compared to $7,884 at December 31, 2014. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at June 30, 2015, was 1.13% of total loans, down from 1.52% at December 31, 2014. Additionally, total 30-59 day and 60-89 day delinquencies were 0.16% and 0.07% of total loans at June 30, 2015, compared to 0.49% and 0.06% of total loans at December 31, 2014, respectively.
Other foreclosed assets were $793 as of June 30, 2015, compared to $772 at December 31, 2014. The $793 was comprised of two commercial properties totaling $228 and seven residential properties, totaling $565. This compares to two commercial properties totaling $228 and seven residential properties, totaling $544 as of December 31, 2014.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At June 30, 2015, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity, and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $39,884 at June 30, 2015.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend, if declared, and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent and private lines of credit as of June 30, 2015.

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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the re-pricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2015, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease by $1,319 or 3.74%, and in a -200 basis point shock, net interest income would decrease $4,391, or 12.44%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results. The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates.

The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At June 30, 2015, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 10.66% while a -200 basis point change in rates would decrease the value of the Corporation’s equity by 14.65%.
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
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2015, were: (1) designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities as appropriate to allow for timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings
There were no new material legal proceedings or material changes to existing legal proceedings involving the Corporation during the six months ended June 30, 2015.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended June 30, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (1)
April 1, 2015 — April 30, 2015	—	$—	—	129,500
May 1, 2015 — May 31, 2015	—	—	—	129,500
June 1, 2015 — June 30, 2015	—	—	—	129,500
Total	—	$—	—	129,500

(1)
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of June 30, 2015, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during the second quarter of 2015.

Item 6.	Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: August 4, 2015	By:	/s/ James H. Nicholson
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

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended June 30,
2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30,
2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income and Comprehensive Income
(unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of
Shareholders' Equity (unaudited) for the six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of
Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (v) Notes to the Unaudited
Consolidated Financial Statements.